Form 10-Q
period 2009-07-31
On Demand Heavy Duty Corp
filed 2009-11-25
CIK 1464305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-153574

                           ON DEMAND HEAVY DUTY, CORP.
                 (Name of small business issuer in its charter)

              Nevada                                             75-3268300
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                               9916 Elbow Drive SW
                                 Calgary Alberta
                                 Canada T2V 1M5
                    (Address of principal executive offices)

                                 (403) 770-9319
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                               on which registered:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                       Outstanding as of July 31, 2009
     -----                                       -------------------------------
Common Stock, $0.001                                       6,510,000

                           ON DEMAND HEAVY DUTY, CORP.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3
             Balance Sheets                                                   3
             Statements of Operations                                         4
             Statements of Cash Flows                                         5
             Notes to Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.   Controls and Procedures                                            13

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  14

Item 6.   Exhibits                                                           14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Balance Sheets

                                                                         July 31,           April 30,
                                                                           2009               2009
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  6,937           $ 20,390
                                                                         --------           --------

      TOTAL ASSETS                                                       $  6,937           $ 20,390
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES
  Loan from Director                                                     $    528           $    528
                                                                         --------           --------

      TOTAL LONG TERM LIABILITIES                                             528                528
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
    6,510,000 shares issued and outstanding                                 6,510              6,510
  Additional paid-in-capital                                               15,390             15,390
  Deficit accumulated during the development stage                        (15,491)            (2,038)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (6,994)            19,862
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  6,937           $ 20,390
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                             Three Months      From Inception on
                                                                Ended            May 9, 2008 to
                                                               July 31,             July 31,
                                                                 2009                 2009
                                                              ----------           ----------
EXPENSES
  General and Administrative Expenses                         $   13,453           $   15,491
                                                              ----------           ----------
      Net (loss) from Operation before Taxes                     (13,453)             (15,491)

Provision for Income Taxes                                             0                    0
                                                              ----------           ----------
Net (loss)                                                    $  (13,453)          $  (12,907)
                                                              ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED                   $    (0.00)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           6,510,000            1,440,504
                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                       Three Months      From Inception on
                                                          Ended            May 9, 2008 to
                                                         July 31,             July 31,
                                                           2009                 2009
                                                         --------             --------
OPERATING ACTIVITIES
  Net (loss)                                             $(12,868)            $ 15,491)
                                                         --------             --------

      Net cash (used) for operating activities            (12,868)              15,491
                                                         --------             --------

FINANCING ACTIVITIES
  Loans from Director                                          --                  528
  Sale of common stock                                         --               21,900
                                                         --------             --------

      Net cash provided by financing activities                --               22,428
                                                         --------             --------

Net increase (decrease) in cash and equivalents           (13,453)               6,937

Cash and equivalents at beginning of the period            20,390                   --
                                                         --------             --------

Cash and equivalents at end of the period                $  6,937             $  6,937
                                                         ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --             $     --
                                                         ========             ========
  Taxes
                                                         $     --             $     --
                                                         ========             ========

NON-CASH ACTIVITIES                                      $     --             $     --


   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009


1. ORGANIZATION AND BUSINESS OPERATIONS

ON DEMAND HEAVY DUTY INC.("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 9, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and it intends to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America. The company's focus will be in both retail and wholesale sales.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 9, 2008 through July 31, 2009 the Company has accumulated losses of $15,491.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,491 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

h) Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share

The  Company   computes  net  loss  per  share  in  accordance   with  SFAS  No.
128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

j) Fiscal Periods

The Company's fiscal year end is April 30.

k) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In February 2009, the Company issued 5,400,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,400.

In March and April 2009, the Company issued 1,050,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $10,500. In April 2009, the Company also issued 60,000 shares of common stock at a price of $0.1 per share for total cash proceeds of $6,000

During the period May 9, 2008 (inception) to April 30, 2009, the Company sold a total of 6,510,000 shares of common stock for total cash proceeds of $20,900.

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009


4. INCOME TAXES

As of July 31, 2009, the Company had net operating loss carry forwards of approximately $15,491 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

May 9, 2008, related party had loaned the Company $528. The loan is non-interest bearing, due upon demand and unsecured.

6. REGISTRATION STATEMENT

On June 3, 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC"). On August 21, 2009, the SEC declared the registration statement effective.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

On Demand Heavy Duty, Corp. was incorporated under the laws of the State of Nevada on May 9, 2008. Our registration statement has been filed with the Securities and Exchange Commission on June 3, 2009 and has been declared effective on August 21, 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " On Demand Heavy Duty," refers to On Demand Heavy Duty, Corp.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. We intend to provide mechanical services to North American oil, gas and mineral exploration and development companies who do not have sufficient mechanical staff or are in need of specialized repairs in remote areas. Our focus will be on the Oil and Gas industry in Alberta with future plans of expanding into mining and the provinces of Manitoba and Saskatchewan. Our services will include on site mechanical repairs on both work vehicles and heavy duty machinery. We will provide an efficient service to companies in all the remote locations in the Canadian north with well equipped mechanical repair vehicles.

Initially, we plan to outfit two `repair vehicles'. These vehicles will be outfitted with all the necessary tools and equipment to provide motor vehicle and heavy duty equipment repairs. The cost to outfit a `repair vehicle' will be approximately C$250,000. If our initial business is successful we intend to hire additional personnel and expand our fleet to as many vehicles as necessary to accommodate the companies market.

We have not begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have not earned any revenue. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JULY 31, 2009 COMPARED TO THE PERIOD FROM INCEPTION (MAY 9, 2008) TO JULY 31, 2009

Our net loss for the three-month period ended July 31, 2009 was approximately ($12,868) compared to a net loss of ($15,491) during the period from inception (May 9, 2009) to July 31, 2009. During the three-month period ended July 31, 2009, we did not generate any revenue.

During the three-month period ended July 31, 2009, we incurred general and administrative expenses of approximately $12,868 compared to $15,491 incurred during the period from inception (May 9, 2009) to July 31, 2009. General and administrative expenses incurred during the three-month period ended July 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended July 31, 2009 was ($12,868) or ($0.00) per share compared to a net loss of ($15,491) or ($0.00) per share during the period from inception (May 9, 2008) to July 31, 2009. The weighted average number of shares outstanding was 2,486,230 for the three-month period ended July 31, 2009 compared to 1,440,504 for the period from inception (May 9, 2008) to July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JULY 31, 2009

As at the three-month period ended July 31, 2009, our current assets were $6,937 and our total liabilities were $528, which resulted in a working capital of $6,994. As at the three-month period ended July 31, 2009, current assets were comprised of $6,937 in cash compared to $20,390 in current assets at fiscal year ended April 30, 2009. As at the three month period ended July 31, 2009, current liabilities were comprised entirely of $528 in loan from director.

Stockholders' equity decreased from $19,862 for fiscal year ended April 30, 2009 to ($6,994) for the three-month period ended July 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2009, net cash flows used in operating activities was ($12,868) consisting primarily of a net loss of ($12,868). Net cash flows used in operating activities was ($15,491) for the period from inception (May 9, 2008) to July 31, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended July 31, 2009, we did not generate net cash from financing activities. For the period from inception (May 9, 2008) to July 31, 2009, net cash provided by financing activities was $22,428 received from sale of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010. During the period from inception (May 9, 2008) to July 31, 2009, Cody Love, our Chief Executive Officer and a director, loaned us $528. The loans are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Interest rates in Russia are not generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 3, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 3,510,000 shares of our restricted common stock to be issued to certain shareholders for re-sale at $0.13 per share for re-sale. The registration statement was declared effective on August 21, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ON DEMAND HEAVY DUTY, CORP.


Dated: November 25, 2009                  By: /s/ Cody Love
                                              ----------------------------------
                                              Cody Love, President and
                                              Chief Executive Officer


Dated: November 25, 2009                  By: /s/ Cody Love
                                              ----------------------------------
                                              Cody Love, Chief Financial Officer