Form 10-Q
period 2009-10-31
On Demand Heavy Duty Corp
filed 2010-01-04
CIK 1464305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of October 31, 2009
      -----                                   ----------------------------------

Common Stock, $0.001                                       6,510,000

                           ON DEMAND HEAVY DUTY, CORP.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3
             Balance Sheets                                                   3
             Statements of Operations                                         4
             Statements of Cash Flows                                         5
             Notes to Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.   Controls and Procedures                                            13

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  14

Item 6.   Exhibits                                                           14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Balance Sheets

                                                                        October 31,         April 30,
                                                                           2009               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  6,566           $ 20,390
                                                                         --------           --------

      TOTAL ASSETS                                                       $  6,566           $ 20,390
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES
  Loan from Director                                                     $    528           $    528
                                                                         --------           --------

      TOTAL LONG TERM LIABILITIES                                             528                528
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
    6,510,000 shares issued and outstanding                                 6,510              6,510
  Additional paid-in-capital                                               15,390             15,390
  Deficit accumulated during the development stage                        (15,862)            (2,038)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (6,038)            19,862
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  6,566           $ 20,390
                                                                         ========           ========

   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                        Three Months          Six Months        From Inception on
                                                           Ended                Ended             May 9, 2008 to
                                                         October 31,          October 31,          October 31,
                                                            2009                 2009                 2009
                                                         ----------           ----------           ----------
EXPENSES
  General and Administrative Expenses                    $      956           $   13,823           $   15,862
                                                         ----------           ----------           ----------
      Net (loss) from Operation before Taxes                   (956)             (13,823)             (15,862)

Provision for Income Taxes                                        0                    0                    0
                                                         ----------           ----------           ----------

Net (loss)                                               $     (956)          $  (13,823)          $  (15,862)
                                                         ==========           ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED              $    (0.00)          $    (0.00)          $    (0.00)
                                                         ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      6,510,000            6,510,000            1,440,504
                                                         ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY, CORP
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Six Months      From Inception on
                                                          Ended           May 9, 2008 to
                                                        October 31,        October 31,
                                                           2009               2009
                                                         --------           --------
OPERATING ACTIVITIES
  Net (loss)                                             $(13,823)          $(15,862)
                                                         --------           --------

      Net cash (used) for operating activities            (13,823)           (15,862)
                                                         --------           --------

FINANCING ACTIVITIES
  Loans from Director                                          --                528
  Sale of common stock                                         --             21,900
                                                         --------           --------

      Net cash provided by financing activities                --             22,428
                                                         --------           --------

Net increase (decrease) in cash and equivalents           (13,823)             6,566

Cash and equivalents at beginning of the period            20,390                 --
                                                         --------           --------

Cash and equivalents at end of the period                $  6,566           $  6,566
                                                         ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Taxes
                                                         $     --           $     --
                                                         ========           ========

NON-CASH ACTIVITIES                                      $     --           $     --


   The accompanying notes are an integral part of these financial statements.

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 9, 2008 through October 31, 2009 the Company has accumulated losses of $15,862.

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

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009


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

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009


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

ON DEMAND HEAVY DUTY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009


4. INCOME TAXES

As of July 31, 2009, the Company had net operating loss carry forwards of approximately $15,862 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

SIX MONTH PERIOD ENDED OCTOBER 31, 2009 COMPARED TO THE PERIOD FROM INCEPTION (MAY 9, 2008) TO OCTOBER 31, 2009

Our net loss for the three-month period ended October 31, 2009 was approximately ($13,823) compared to a net loss of ($15,862) during the period from inception (May 9, 2009) to October 31, 2009. During the six-month period ended October 31, 2009, we did not generate any revenue.

During the six-month period ended October 31, 2009, we incurred general and administrative expenses of approximately $13,823 compared to $15,862 incurred during the period from inception (May 9, 2009) to October 31, 2009. General and administrative expenses incurred during the six-month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six -month period ended October 31, 2009 was ($13,823) or ($0.00) per share compared to a net loss of ($15,862) or ($0.00) per share during the period from inception (May 9, 2008) to October 31, 2009. The weighted average number of shares outstanding was 6,510,000 for the Six-month period ended October 31, 2009 compared to 1,440,504 for the period from inception (May 9, 2008) to October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED OCTOBER 31, 2009

As at the six-month period ended October 31, 2009, our current assets were $6,566 and our total liabilities were $528, which resulted in a working capital of $6,038. As at the six-month period ended October 31, 2009, current assets were comprised of $6,566 in cash compared to $20,390 in current assets at fiscal year ended April 30, 2009. As at the six-month period ended October 31, 2009, current liabilities were comprised entirely of $528 in loan from director.

Stockholders' equity decreased from $19,862 for fiscal year ended April 30, 2009 to ($6,038) for the six-month period ended October 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2009, net cash flows used in operating activities was ($13,823) consisting primarily of a net loss of ($13,823). Net cash flows used in operating activities was ($15,862) for the period from inception (May 9, 2008) to October 31, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended October 31, 2009, we did not generate net cash from financing activities. For the period from inception (May 9, 2008) to October 31, 2009, net cash provided by financing activities was $22,428 received from sale of common stock and loan from Director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010. During the period from inception (May 9, 2008) to October 31, 2009, Cody Love, our Chief Executive Officer and a director, loaned us $528. The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our October 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

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

                                          ON DEMAND HEAVY DUTY, CORP.


Dated: January 4, 2010                    By: /s/ Cody Love
                                              ----------------------------------
                                              Cody Love, President and
                                              Chief Executive Officer


Dated: January 4, 2010                    By: /s/ Cody Love
                                              ----------------------------------
                                              Cody Love, Chief Financial Officer