Form 10-KT
period 2009-12-31
China Executive Education Corp
filed 2010-04-14
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

☒ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from April 30, 2009 to January 1, 2010

Commission file number:333-153574

CHINA EXECUTIVE EDUCATION CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	75-3268300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Hangzhou MYL Business Administration Consulting Co. Ltd.
Room 307, Hualong Business Building,
110 Moganshan Road, Hangzhou, P.R.China 310005
(Address of Principal Executive Offices and Zip Code)
(86) 0571-8880-8109
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐No ☒

The aggregate market value of the common stock held by non-affiliates (3, 510,000 shares), based on the closing market price ($ 0.15 per share) of the common stock as of December 31, 2009 was $ 526,500.

There were a total of 22,000,000 shares of the registrant’s common stock outstanding as of April 14, 2010.

Documents Incorporated by Reference: None

Certain financial information included in this transition report has been derived from data originally prepared in Renminbi (“RMB”), the currency of the People’s Republic of China (“China” or “PRC”). For purposes of this transition report, “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8282 for its audited balance sheet at December 31, 2009  which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8314 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for its December 31, 2009, which were based on the average currency conversion rate for each respective period.

Special Note Regarding Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Executive Education Corp. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

ITEM 1. BUSINESS

Overview

We operate comprehensive business training programs through our controlled affiliates and subsidiaries in Hangzhou and Shanghai, which are two prosperous and commercial cities of China. Our executive training programs are designed to fit the needs of Chinese entrepreneurs, and to improve their leadership skill, management skills and marketing skills, as well as bottom-line results. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically and explicitly connected to the critical business issues that most private Chinese companies are facing. This allows the trainees to better utilize achieve their potentials and better align individual goals and competencies with organizational objectives of their employers or business. We have developed 22 training courses which include a core course, named “Seven Essential Classes for Business Executives”.

We derive our sales revenue from selling our proprietary training courses. We also generate sales revenue from our “Featured Lectures” events which are organized by us periodically with the presence of world masters or well-known keynote speakers. In 2009, we have organized four (4) such Featured Lectures in Shanghai. The featured speakers are Mr. Mark Hansen, Writer of Chicken Soup for the Soul, Roger Dawson, a top US negotiator, Joe Girard, a top sales executive and keeper of Guinness Record, and Mr. John C. Maxwell, the “World Master of Leadership”.

We sell our training programs through our own sales team which consists of a sales staff of 220. We also promote our services through the internet. Our websites are www.magicyourlife101.com and www.myl101.com . The domain name of www.magicyourlife101.com was registered by Mr. Kaien LIANG in the name of Surmounting Limit Marketing Adviser Limited (Shanghai). The registered operator of this website is Shanghai Kaiye Investment Consulting Co., Ltd..  The domain name of www.myl101.com is registered by Dreamer Marketing Adviser (Shanghai) Co., Ltd.. The registered operator of this website is MYL Commercial.

Our principal executive offices are located at Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou, P.R.China  310005 and our telephone number is (86) 0571-8880-8109.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

Corporate History & Background

We were incorporated under the laws of the State of Nevada, U.S. on May 9, 2008, under the name of On Demand Heavy Duty Corp. From our inception until our reverse acquisition of Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”) on February 12, 2010, we were in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intended to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America.

On February 12, 2010, we acquired all of the outstanding capital stock SLM, through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.  SLM is a holding company whose asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries.MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China.

 In connection with the acquisition, the following transactions took place:

▪
The Merger Sub issued 20 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub to the shareholders of SLM, in exchange for all the shares of the capital stock of SLM (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 21,560,000 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

▪	Post the transaction contemplated in the Merger Agreement, there were 22,000,000 shares of common stock issued and outstanding.

▪	Cody Love resigned as the Company’s Chief Executive Officer, Secretary and Treasurer on Feb 12, 2010.

▪	Kaien Liang, Chairman of SLM and MYL Business, was elected to serve on our Board of Directors as Chairman of, and was appointed as Chief Executive Officer of the Company.

▪	Pokai Hsu, Chief Executive Officer of SLM and MYL Business, was appointed as Chief Operating Officer of the Company.

▪	Tingyuan Chen, Chief Strategy Officer of SLM and MYL Business, was appointed as Chief Strategy Officer of the Company.

▪	Zhiwei Huang, Chief Financial Officer of SLM and MYL Business, was appointed as Chief Financial Officer of the Company.

▪
As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc.  (“Holdings”) to certain of its shareholders in exchange for the cancellation of 3,000,000 shares of the Company’s common stock (the “Split Off Transaction”).  Holdings was engaged in the business of Internet travel planning.  To date, Holdings’ activities were limited to capital formation, organization, setup of a website and development of its business plan and target customer market.  Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

▪	As part of the Merger, the Company’s name was changed from “On Demand Heavy Duty Corp.” to the Merger Sub’s name “China Executive Education Corp.”

    As a result of these transactions, persons affiliated with Surmounting Limit Marketing Adviser Limited now own securities that in the aggregate represent approximately 98% of the equity in the Company.

Corporate Structure

We conduct our operations in China through MYL Business and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. The following chart reflects our current organizational structure:

*non-active subsidiaries with no operations.

COMPETITION

We face the competition on two different fronts. First is from the major Chinese university and business schools. They provide EMBA program targeting on corporation executives and entrepreneurs. The most popular EMBA programs available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University, etc. These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation. The tuition ranges from RMB 60,000 (approximately USD 9,000) to RMB 568,000 (approximately USD 85,000) for the entire program. The top business schools enroll 400–600 students annually. Due to the strict admission requirements, many young and less qualified candidates are turned away. This increases the market opportunities for China Executive Education’s programs.

Open-enrollment programs provided by private education institutions, like ours, have emerged and constituted serious competition to the top business schools that provide formal executive training programs. These peer companies also constitute direct competition with us. Jucheng Group (founded in 2003 in Shenzhen), Action Success International Education Group (founded in 2001 in Shanghai), and Sparta Group (founded in 2002 in Beijing) are the most prominent companies in our business sector. We compete with them primarily on the basis of training courses, lecturers, prices, effectiveness of training execution and our brand name. Since those three companies have been in business longer than us and they have cross-region presence, they possess their strength in market coverage and pricing. We believe that we have a competitive advantage in our international network and broad offering.

OUR STRATEGIES, RISKS AND UNCERTAINTIES

In order to enhance our position as one of the top executive education providers in China, we intend to expand our network, promote our brand name, create increasingly channels and explore new opportunities. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including the following:

▪	Our limited operating history for our current operations and the short history of an executive education sector that make it difficult to evaluate the viability and prospects of our business.

▪	Competition from present and future competitors in China’s growing executive education market

▪
The possibility that the PRC government could determine that the agreements that establish our operating structure do not comply with PRC government restrictions on foreign investment in the executive education industry, which could potentially subject us to severe penalties.

These risks and uncertainties, along with others, are also described in the Risk Factors section of this transition report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks.  You should carefully consider each of the risks described below before deciding to invest in our common stock.  If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

The risk factors presented below are all of the ones that we currently consider material. However, they are not the only ones facing our Company.  Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us.  There may be risks that a particular investor views differently from us, and our analysis might be wrong.  If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make.  In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We did not begin our business operations until after merger aforementioned in February 12, 2010. Accordingly, we have a limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by private business owners and executives. It is also difficult to evaluate the viability of our business model because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new means to deliver education programs and entering new and rapidly evolving markets. These circumstances may make it difficult for you to evaluate our business and prospects.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We have been rapidly expanding, and plan to continue expansion of our operations in China. We will continue to expand our operations to meet the demands of customers for executive training for larger and more diverse market coverage. This expansion has resulted in substantial demands on our management resources. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. We have already begun selling our executive education training program through our sales agents who operate in the inland provinces and may in the future expand our presence to some major cities in China. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion. We may encounter difficulties when we expand into other cities or if we begin operations in other inland provinces in China due to different business practice, local government regulations and cultural factors. We may not be able to manage our current or future cross-region operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our executive education business, we may require additional cash resources. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	Investors’ perception of, and demand for, securities of alternative executive education companies;

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	Our future results of operations, financial condition and cash flows;

•	PRC governmental regulation of foreign investment in executive education companies in China;

•	Economic, political and other conditions in China;

•	PRC governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot be certain that our lectures or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the executive education industry, we could be subject to severe penalties.

Substantially all of our operations are or will be conducted through our indirectly wholly-owned operating subsidiaries in China, which we collectively refer to as our PRC operating subsidiaries, and through our contractual arrangements with our consolidated affiliated entities in China. PRC regulations still have strict restriction on foreign entities operating in the executive education industry in China. Accordingly, our PRC operating subsidiaries which are directly owned by non-PRC subsidiaries of ours, which we collectively refer to as wholly-foreign owned, or WOFE, operating subsidiaries, are currently ineligible to apply for the required licenses for providing executive education services in China. Our non-PRC subsidiaries are ineligible to apply for such required licenses too. As such, our executive education businesses are currently primarily provided through contractual arrangements between our WOFE operating subsidiaries and our consolidated affiliated entities in China, which we collectively refer to as our PRC operating affiliates. These PRC operating affiliates include MYL Commercial, MYL Business, Hangzhou Gongshu MYL Training School and Shanghai MYL Business Administration Consulting Co. Ltd. Accordingly, our executive education businesses are currently conducted by (i) our indirect PRC operating subsidiaries and (ii) our PRC operating affiliates. Our PRC operating affiliates, which we control through contractual relationship are owned by either (i) one or more PRC citizens designated by us, (ii) one or more PRC entities owned by our subsidiaries or by our designated appointees or (iii) a combination of PRC citizens and PRC entities owned by our subsidiaries designated by us or our designated appointees. Our PRC operating affiliates, certain of their respective subsidiaries and certain of our indirect PRC operating subsidiaries hold the requisite licenses to provide executive education services in China. Our PRC operating affiliates and their respective subsidiaries directly operate our executive education business. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing executive education services in China and some of our indirect PRC operating subsidiaries have obtained such licenses, we have been using and are expected to continue to use PRC operating affiliates and their subsidiaries to operate a significant portion of our executive education business for the foreseeable future. We have entered into contractual arrangements with PRC operating affiliates and their respective subsidiaries, pursuant to which we, through our PRC operating subsidiaries or non-PRC subsidiaries, provide technical support and consulting services to our PRC operating affiliates and their subsidiaries. In addition, we have entered into agreements with our PRC operating affiliates and each of their shareholders which provide us with the substantial ability to control these affiliates and their existing and future subsidiaries.

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the executive education industry, the PRC government may impose the following penalties:

•	Revoking the business and operating licenses of our PRC subsidiaries and affiliates;

•	Discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

•	Imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

•	Requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

•	Restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

•	The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with MYL Commercial and its subsidiaries and shareholders for a substantial portion of our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with MYL Commercial and its subsidiaries and shareholders to operate our executive education business. For a description of these contractual arrangements, see “Corporate Structure” and “Related Party Transactions”. These contractual arrangements may not be as effective in providing us with control over MYL Commercial as direct ownership. If we had direct ownership of MYL Commercial, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of MYL Commercial which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if MYL Commercial or any of its subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. For example, if the shareholders of MYL Commercial were to refuse to transfer his equity interest in MYL Commercial to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if the shareholders of MYL Commercial were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

Our business is dependent upon the PRC government’s educational policies and programs.

As a provider of educational services, we are dependent upon governmental educational policies. Almost all of our revenue to date has been generated from the sale of lectures and materials relating to executive training. To the extent that the government adopts policies changes that significantly alter what is allowed in China, our products could become obsolete, which would affect our ability to generate revenue and operate profitably. We cannot assure you that the PRC government agencies would not adopt such changes.

We are subject to numerous PRC rules and regulations which restrict the scope of our business and could have a material adverse impact on us.

We are subject to numerous rules and regulations in the PRC, including, without limitation, restrictions on foreign ownership of internet and education companies and regulation of Internet content. Many of the rules and regulations that we face are not explicitly communicated, but arise from the fact that education and the internet are politically sensitive areas of the economy.  We are not aware that any of our agreements or our current organizational structure is in violation of any governmental requirements or restrictions, explicit or implicit.  However, there can be no assurance that we are in compliance now, or will be in the future.  Moreover, operating in the PRC involves a high risk that restrictive rules and regulations could change.  Indeed, even changes of personnel at certain ministries of the government could have a negative impact on us.  The determination that our structure or agreements are in violation of governmental rules or regulations in the PRC would have a material adverse impact on us, our business and on our financial results.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in some regions in the PRC, based on economic situation and the tendency of executives to make commitment relating to their education during the year.  Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Our business is subject to the health of the PRC economy.

The purchase of educational lectures and materials not provided by the state educational system is discretionary and dependent upon the ability and willingness of executives and businesses to spend available funds on extra educational products. A general economic downturn either in our market or a general economic downturn in the PRC could have a material adverse effect on our revenue, earnings, cash flow and working capital.

We depend on our senior officers to manage and develop our business.

Our success depends on the management skills of Mr. Kaien Liang, Chairman and Chief Executive Officer, and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  The loss of Mr. Hsu would delay our ability to implement our business plan and would adversely affect our business.

We may not be successful in protecting our intellectual property and proprietary rights.

Our intellectual property consists of lectures and formats, which are contained in our library, and courseware which we developed by engaging authors and educators to develop these materials.  Our proprietary products are primarily protected by trade secret laws.  Although we require our authors and employees to sign confidentiality and non-disclosure agreements, we cannot assure you that we will be able to enforce those agreements or that our authors and software development employees will not be able to develop competitive products that do not infringe upon our proprietary rights. We do not know the extent that PRC courts will enforce our proprietary rights.

Others may bring defamation and infringement actions against us, which could be time-consuming, difficult and expensive to defend.

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  Any claims could result in us incurring significant costs to investigate and defend regardless of the final outcome.  We do not carry general liability insurance that would cover any potential or actual claims. The commencement of any legal action against us or any of our affiliates, whether or not we are successful in defending the action, could both require us to suspend or discontinue the distribution of some or a significant portion of our educational materials and require us to allocate resources to investigating or defending claims.

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses and an education service provider license.  The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Many businesses in the PRC, do not have sufficient funds to purchase textbooks, educational materials or lectures and course materials.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services to students in certain areas of the PRC may inhibit our growth and our ability to operate profitably.

Changes in the policies of the government in the PRC could significant impact our ability to operate profitably.

The economy of the PRC is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals.  Government policies can have significant effect on the economic conditions of the PRC generally and the educational system in particular.  Although the government in the PRC has confirmed that economic development will follow a model of market economy under socialism, a change in the direction of government planning may materially affect our business, prospects and financial condition.

Inflation in the PRC could negatively affect our profitability and growth.

While the economy in the PRC has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our services rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability. In order to control inflation in the past, the government has imposed controls in bank credits, limits on loans for fixed assets purchase, and restrictions on state bank lending. Such an austerity policy can lead to a slowing economic growth which could impair our ability to operate profitably.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating personnel and operations of the acquired companies with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion which may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	The difficulty of integrating acquired products, services or operations;

•	The potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	The difficulty of incorporating acquired rights or products into our existing business;

•	Difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	Difficulties in maintaining uniform standards, controls, procedures and policies;

•	The potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	The potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	The effect of any government regulations which relate to the business acquired;

•
Potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change, and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of the PRC also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

The PRC National Development and Reform Commission, or NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our executive education distribution network and materially and adversely affect our business, ability to generate revenue and the market price of our stock.

To comply with PRC laws and regulations relating to foreign ownership restrictions in the executive education business, we currently conduct our operations in China through contractual arrangements with MYL Commercial, its shareholders and subsidiaries. As part of these arrangements, MYL Commercial and its subsidiaries hold certain of the assets that are important to the operation of our business. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of MYL Commercial and its subsidiaries undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenue and the market price of our stock.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, MYL Business may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect MYL Business’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Because our earnings and cash and cash equivalent assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and Renminbi will affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005 the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. As of March 31, 2009, the Renminbi had appreciated approximately 17.4% against the U.S. dollar since July 21, 2005. On March 31, 2008, the Renminbi was valued against the U.S. dollar at approximately RMB6.8240 to the U.S. dollar. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not intend to enter into any hedging transactions. Even if we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Price controls may affect both our revenues and net income.

The laws of the PRC provide the government broad power to fix and adjust prices. We need to obtain government approval in setting our prices for classroom coursework and tutorials. Although the sale of educational materials over the Internet is not presently subject to price controls, we cannot give you any assurance that they will not be subject to controls in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our services will be limited and we may face no limitation on our costs. As a result, we may not be able to pass on to our students any increases in costs we incur, or any increases in the costs of our faculty. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable PRC regulatory authorities.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of most developed countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most developed countries including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of other developed countries.

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Our directors and our executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under PRC law if disputes arise under contracts with third parties.

All of our agreements, which are made by our PRC subsidiaries, are governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Accordingly decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these laws are relatively new and their experience in implementing, interpreting and enforcing these laws and regulations is limited. Therefore, our ability to enforce commercial claims or to resolve commercial disputes may be uncertain. The resolution of these matters may be subject to the exercise of considerable discretion by the parties charged with enforcement of the applicable laws. Any rights we may have to specific performance or to seek an injunction under PRC law may be limited, and without a means of recourse, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and March 23, 2009. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Recent recalls of PRC products may affect the market for our stock.

Although we do not sell consumer products in the international market, the recent recalls of PRC products in the United States and elsewhere could affect the market for our stock by causing investors to invest in companies that are not based on the PRC.

Certain of our stockholders control a significant amount of our common stock.

Approximately 80% of our outstanding common stock is owned by our chairman, Mr. Kaien Liang.  Mr. Liang presently has the voting power to elect all of the directors and approve any transaction requiring stockholder approval.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

Risks Associated with Investing in our Common Stock

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Although we do not have any authorized preferred stock at the moment, we cannot assure you that there will not be preferred stock in the future, which may have superior liquidation rights, voting rights and other rights.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include a management report on internal controls over financial reporting in our Form 10-K annual report for the year ended December 31, 2009, and we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2010. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. We cannot assure you that we do not have, and will not have any deficiencies in our control systems and that there will be no room for their further improvement.  Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because of our cash requirements and potential government restrictions, we may be unable to pay dividends.

Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries to us. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States. Although our subsidiaries’ classification as wholly-owned foreign enterprises under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very limited. Over the last two years, the market price for our common stock has not been traded. Any future market price for our shares is likely to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

The registration and potential sale, either pursuant to a prospectus or pursuant to Rule 144, by certain of our selling stockholders of a significant number of shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares by certain of our selling stockholders pursuant to this prospectus, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered shares pursuant to a prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right," which we sometimes refer to informally as land ownership. There are four methods to acquire land use rights in the PRC: (1) grant of the right to use land; (2) assignment of the right to use land; (3) lease of the right to use land; and (4) allocated land use rights In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds. Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.  Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

MYL Business operates in two offices, one of which is located at Room 307, Hualong Business Building, 110 Moganshan Road, Gongshu District, Hangzhou, China. This office consists of approximately 517 square feet which we leased from Ms. Weili Yan and Mr.  Xiaowei Zhu for $4,878 a year. The agreement will be renewed every year. The other office is located in Cimic Square, 800 Shangcheng Road, Pudong Mew District, Shanghai, China. This office consists of approximately 17,018 square feet which we leased from Shanghai Shengkang Cimic Realty Investment Co., Ltd. for $278,817 a year. The agreement will be renewed every other year.
MYL Business holds the Certificate of Ownership of property of the People’s Republic of China, which indicates:

Certificate No.	Location	Purpose	Area (sq.m.)	Registration date
F.Q.Z.K.Z.No. A94134	1-12-2 Building No.56, Haiyi Residential Quarters, Dalian Economic & Technology Development Zone	Residential	72.03	October 13, 2009

*Under the law of the PRC, the registered owner to the property shall be deemed the legal and beneficial owner thereof. Therefore, MYL Business lawfully owns the said apartment.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

PART II

ITEM 5.   MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol CECX.OB.  The transfer agent for our common stock is West Coast Stock Transfer Corp. There were no trading activities for our common stock for the fiscal quarters covered by this transition report, and the high and low closing bid prices for our common stock were not available for the fiscal quarters indicated.

Holders

On December 31, 2009, there were approximately 30 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

         On January 30, 2010, directors of SLM decided to distribute a regular cash dividend of $ 1,352,953 (9,250,000 RMB) from the retained earnings for the fiscal year of 2009 to the then shareholder of the SLM.

         The Company has not declared or paid dividends in the past and may choose to do so in the future. Any decision as to the payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Executive Education Corp.  is referred to herein as “we”, “us”, “our”, or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

We are a fast-growing executive education company in China and mainly operate through MYL Business.  We operate comprehensive training programs through our controlled companies and subsidiaries in Hangzhou and Shanghai, two prosperous and commercial cities of China. We provide Chinese business executives with systematic training in leadership development. We also provide highly effective personal skill development programs, such as, decision making skills, negotiation skills, presentation skills and people skills. Such practical skills development programs have been well accepted by increasing number of Chinese entrepreneurs, business executives and corporation senior management.

Our open-enrollment training programs include our proprietary training courses and featured lectures. Our proprietary training courses include one package of 7 courses for CEO and C-Level managers, as well as 21 leadership and personal development courses, which are on the topic of management skills, negotiation skills, leadership skills, public speaking skills, etc.  Featured Lectures are delivered by world masters invited by us.  Those world masters are experts or well-known speakers in each relevant field.  Lectures are delivered to a large audience. MYL Business’s network of speaking professionals is a leading platform in China at inspiring audiences to new levels of motivation and commitment.

Since the formal launching of our operation in April 2009, we have provided our training programs to 2,874 of Chinese business owners and executives. They come from different provinces and from different industries. And, they also represent different sizes of business.  Some of our top corporation clients have millions of dollars in sales, such as Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort, and Shenzhen Baoan Fenda Industrial Co., Ltd.

Top Five Clients	Enrollment Fee Paid
Tieniu Group	$940,849.19
Jiangsu Shenhua Real Estate Co., Ltd.	$341,712.44
Beijing Holliland Enterprise Investment Management Co., Ltd.	$242,108.34
WanLong Ski Resort	$188,978.03
Shenzhen Baoan Fenda Industrial Co., Ltd.	$93,844.8

In year 2009, with eight months of operation, we have generated RMB 62.44 million (approximately USD 9.14 million) in revenue and RMB 25.09 million (approximately USD 3.31 million) of net profit. Both client base and sales have experienced continuous growth from month to month.

Our Industry

We operate in China’s professional training industry, which is one of the fastest growing sectors in China’s education industry. According to the China Education Yearbook, China’s total educational expenditures were approximately RMB1 214.8 billion in 2007 (approximately $178.6 billion), representing a compound annual growth rate, or CAGR, of approximately 15.4%, since 2000, as illustrated in the following chart. The school system run by the State and local government accounts for over 60% of the funding and expenditure.

Annual Education Expenditure of China

RMB Billion

According to the Report of Investment Analysis and Prospect of China Training Industry 2010-2015, as of the end of 2007, the estimated size of the vocational training and professional training market was around RMB 300 billion (approximately USD 44 billion). And as one of the major segments of the professional training industry, China’s executive training has emerged and grown rapidly in the last few years.  The market was estimated with a size about RMB 2 billion (approximately $294 million) in 2002; then was increased to over RMB 16 billion (approximately 2.35 billion) in 2004, and jumped to RMB 30 billion (approximately $4.41 billion) in 2006.

China’s professional training industry has also been further divided in more sub-segments, such as, career development training, foreign language training, technique and skills training, and executive training. As Chinese companies and working force confront competition in the global market, the needs for steady improvement of the skills and efficiency on different levels will stimulate continuing growth in demand for specialized professional education services in different fields.

Executive training is a special business segment. The target clients for executive training business are corporation executives, C-level managers and private business owners. The training programs mainly include leadership development, corporation strategy, decision making and other personal skill development. China’s executive education sector is characterized with the following nature:

•
Young and in early development stage. In comparison with other professional training segments, China’s executive training industry is young and just has 10 years history. It was first introduced by foreign education institute to top Chinese business schools in late 1990s, then expanded to the private sector with many active participants.

•
Strong market demand. Driven by the booming Chinese economy and spirit of entrepreneurism in the private business sector,  demand for open-enrollment and easy access high-level education program from more than 6 million of  Chinese private business owners and over 10 million business executives in China is strong.

•
Fragmented market. Because low entry barrier, now there are thousands of executive training providers in China. There is no dominant player in the national market yet.  According to the study conducted by China Investment & Industry Research Center, there were more than 70,000 training companies nationwide, of which more than 10,000 located in Beijing and Shanghai, but quite few of them have generated RMB 10 million or more of sales revenue annually.

Factors Affecting Our Results of Operation

The increase in our operating results was attributable to a number of factors, which include the strong market demand for quality executive training programs in China, and our effective execution of our business formation plan in Hangzhou and Shanghai, We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors.  We expect our business will continue its growth in the years to come, and our future growth will depend primarily on the following factors:

Increasing Domestic Spending in Executive Training in China

The demand for our training program is directly related to the training spending in China. The increase in training spending is largely determined by the economic conditions in our country. According to the data released by National Bureau of Statistics of China on January 21, 2010, China’s economy has expanded by 8.7% in 2009, and its annual growth rate has been in the range of 8% to 13% in the recent decade. We believe the fast growing economy is going to generate more demand for professional training, including business executive training programs. We expect the training spending in China will maintain its double-digit growth in the years to come.  However, we cannot give you any assurance that post growth will continue or stay the same.

Increasing Numbers of Private Businesses

According to the Report of Investment Analysis and Prospect of China Training Industry 2010-2015 by China Investment & Industry Research Center in January 2010, there were approximately 31.5 million of small and middle-sized business in China in 2006, increased by 11.2% compared to 2005, and in the coming three years, the number of small and middle-sized company is expected to keep growing at annual growth rate of 7%-8%. It is estimated that by 2012, the number of small and middle-sized company will reach approximately 50 million. The business owners and executives are eager to improve their skills of management, leadership, marketing, negotiating and investment skills.

Promotion of Our Brand Name to Attract More Clients Cross the Country

We plan to promote our brand name, Magic Your LifeTM in China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base all over China.

Network with and Retain More Featured Lecturers

Since Featured Lectures are one of the major revenue generating venues for us, we need to expand business networking and retain more top talent (“masters”) to our lecturer and guest speaker team.  In 2010, we intend to host more Featured Lectures or large session events to attract more enrollments and sell our programs to more clients.

New Training Program Offered for the Affluent Second Generation

As China becomes the country with the second largest number of billionaires and its number of highly affluent people increases, the inheritance of the wealth and business has become a big concern in the nation and for families. We intend to develop and launch our special training programs for the children of the most affluent Chinese. The program will help this specific group of clients to improve their business management skills and personal skills.  We believe that this business initiative will help to further expand our business in the coming years.

Intellectual Property
MYL Business has officially filed with the respective trademark offices in the PRC, Hong Kong, and the U.S. the application for registration of   (FORBOSS Business Mentor Group) as a registered trademark. Such application is subject to review and authorization by the respective trademark offices. In Hong Kong, the said application is pending as it has been challenged by third parties. Ms. Chiayeh LIN, one of the management of MYL, has officially filed with the trademark office of the PRC the application for registration of  (Magic You Life) as registered trademark. Such application is subject to review and authorization by the trademark office of the PRC.

Mr. Kaien Liang, our Chairman and controlling shareholder of MYL, is of the author of the books Who Is The Next Magic? and Never Say Impossible, which sell in thousands. Meanwhile, Mr. Pokai Hsu, is the author of How to be No.1 in China.

Marketing

We market our executive training service directly to business executives. As of December 31, 2009, we had 220 sales and marketing personnel. Our sales team generates sales and sales leads through telemarketing campaigns, mass-mailing campaigns, and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events.

We will further increase the size of our sales and marketing team as we continuously grow our business and add more training programs.

Employees

MYL Business currently has around 274 full-time employees as of December 31, 2009, including 10 in research and development, 19 in the administration and HR departments, 8 in the financial department, 12 in the customer service department, 5 in the network department, and 220 in sales and marketing.

Growth Strategy

We intend to grow our business by pursuing the following:

Increase our market coverage. We expect to increase our market coverage through extensive telemarketing campaigns and mass mailings. We also intend to establish and expand our sales agent network in inland provinces.  We believe there are many untouched opportunities there.

Expand course offerings.  We intend to expand our executive training program by adding more courses, such as, Effective Corporation Finance Management, Strategic Investment, and Capital Market Operation, etc. We also intend to add our course offerings to the second generation of the affluent families.

Pursue strategic acquisitions.  During recent years, we have made strategic acquisitions to expand into other C-level management training segment, which has a large potential client base. We also seek acquisition opportunities in other major commercial centers to expand our business presence.

Strengthen our international network. We intend to establish strategic alliances with major international executive training and leadership development institutions.  Leveraging their capacity and bringing them to our classes will generate more value to our clients.  We also seek the opportunity of business cooperation with major international education institutions and develop some jointly operated programs.

Results of Operation

 Effective for fiscal year 2009, the Company changed its fiscal year to December 31, 2009 from April 30, 2009. As a result of this change, the Statements of Consolidated Income, Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity presented in this Form 10-K reflect the Eight Months Ended December 31, 2009 and the previous Fiscal Year (from the Company’s inception on May 9, 2008) Ended April 30, 2009.

Overview

On February 12, 2010, On Demand Heavy Duty Corp., a Nevada Corporation (the “old company”) acquired all of the outstanding capital stock of Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”), through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.  SLM is a holding company whose asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China.

The old company was in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) until February 12, 2010, the date of the acquisition of SLM.

The old company had not generated any revenue up to the February 2010 acquisition of SLM; and, consequently, its operations was subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, May 9, 2008 through December 31, 2009 the old company has accumulated losses of $18,417.

           The following table summarizes the old company results of operations during the fiscal year ended on December 31, 2009.

	Three Months Ended December 31, 2009	Eight Months Ended December 31, 2009	From Inception on May 9, 2008 to December 31, 2009
Expenses
General and Administrative Expenses	$2,554	17,868	$18,417
Net (loss) from Operation before Taxes	(2,554)	(17,868)	(18,417)
Provision for Income Taxes	0	0	0
Net (loss)	$(2,554)	$(17,868)	(18,417)

Results of Operations

For the eight-month period from May 1, 2009 (start of current fiscal year) to December 31, 2009 (new fiscal year-end) (“December 2009”) compared to the period beginning May 9, 2008 (inception) to April 30, 2009 (prior fiscal year-end) (“April 2009”):

Revenues

For the year ended December 2009 and April 2009, we had no revenue.

Cost of Revenues

There is no cost of revenue associated with revenue for either period.

Operating Costs and Expenses

For the period ended December 2009, our total operating costs and expenses increased by 877% from $2,038  in  April 2009 to $17,868  in December 2009. The increase in operating expenses was largely due to increased professional expense.

Other Income and Expenses

There is no other income and expenses for either period.

Net Loss

Net loss for the periods ended December 2009 and April 2009 were $ 17,868, or $0.00 per share, and $2,038, or $ 0.00 per share, respectively.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital and unsecured short-term loans from directors and shareholders.

As of December 31, 2009, the Company's cash and cash equivalents balance was $4,011 as compared to $20,390 as of April 30, 2009.

For December 2009, net cash was used in operating activities of $17,868, largely due to our recurring operating expense without revenue as compared to $ 2,038 of April 2009.

During December 2009 and April 2009, net cash provided by the Company's investing activities were nil, respectively.

During December 2009 and April 2009, net cash provided by the Company's financing activities were nil and $22,428, respectively mainly due to capital contribution.

    The Company currently lack liquidity and has limited revenues. We will need to raise additional capital, and we are currently considering possible sources of financing, including raising capital through the issuance of equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us.

Off-balance sheet arrangements:

    As of December 31, 2009, there were no off-balance sheet arrangements.

Pro Forma Condensed Combined Balance Sheets and Statement of Operations

    On February 12, 2010, the Company’s shareholders entered into a Share Exchange Agreement with Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”), through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.

    Pro Forma accounting effects of Share Exchange Agreement are presented in the following tables which presents the combined results of financial statements and operations as they may have appeared had the acquisition and financing transactions described above occurred as of May 1, 2009 (the effective date of start of accounting fiscal year of the Company). The unaudited pro forma condensed combined balance sheet and statement  of operations has been derived from and should be read together with the historical financial statements of notes of Surmounting Limit Marketing Adviser Limited filed as part of 8- K of the Company filed with the Securities Exchange Commissions on February 12, 2010 and the historical financial statements of the Company, both prepared in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”), for the year December 31, 2009, included elsewhere in the 10-K for December 31, 2009.

    The unaudited pro forma condensed combined balance sheet and statement of operations (“Pro Forma”) of the Company is presented for the year ended December 31, 2009. The unaudited Pro Forma applies the group’s accounting policies over the pro forma period.

    No amount has been included in the purchase price allocation for estimated costs to be incurred to achieve savings or other benefits of the transactions. Similarly, the Pro Forma does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of two entities.

    The following table summarizes the pro forma results of our operations during the fiscal years ended on December 31, 2009.

Pro Forma Condensed Combined Balance Sheets

ASSETS
As of December 31
2009
Pro Forma

CURRENT ASSETS
Cash	$6,385,781
Accounts receivable	33,324
Prepaid accounts	731,365
Other current assets (Deposits and advances)	1,008,565

TOTAL CURRENT ASSETS	8,159,035

Property and equipment - net of accumulated depreciation of $ 7,134	87,369
Real property rights held for investment	91,505

TOTAL OTHER ASSETS	178,874

TOTAL ASSETS	$8,337,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Minority Interest	$(94,955)
Commitments and Contingencies

CURRENT LIABILITIES
Advance from customers	3,628,810
Accrued wages and benefits	90,419
Corporation income and business taxes payable	537,541
Other payables	592,788
Dividend payable	1,354,676
Loan from director	-
TOTAL CURRENT LIABILITIES	6,204,234

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	87,871
Additional paid-in capital	22,428
Statutory reserve	358,026
Retained earnings (Deficit)	1,758,713
Other comprehensive loss - foreign currency translation	1,592

TOTAL STOCKHOLDERS' EQUITY	2,228,630

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,337,909

Pro Forma Condensed Combined Statement of Operations

As of December 31, 2009
Pro Forma
Revenue	9,140,166
Less) Tax on operating income	(466,149)
TOTAL NET REVENUE	8,674,017
COST OF REVENUES	2,861,710
GROSS PROFIT	5,812,307
OPERATING COSTS
Selling expenses	65,345
General and administrative expenses	920,497
Depreciation expense	7,134
Total Operating Costs	992,976

OPERATING INCOME (LOSS)	4,819,331
OTHER INCOME & (EXPENSES)
Donation for earthquake relief	(146,383)
Non operating expense	(9,140)
Interest income	1,577
Total Other Income & (Expenses)	(153,946)

NET INCOME BEFORE INCOME TAX & BENEFIT	4,665,385
Current income taxes	(1,193,421)
Minority interest, net of taxes	(182,784)
NET INCOME (LOSS)	3,289,180
COMPREHENSIVE INCOME:
Unrealized foreign currency translation income	1,591
COMPREHENSIVE INCOME	3,290,771

Revenue

The following table sets forth information from our statements of operations for the eight months ended December 31, 2009, in dollars

Revenue
Our Proprietary Training Courses	US$ 4,649,105
Featured Lectures	US$ 4,491,061
Total Revenue	US$ 9,140,166

During the period ended December 31, 2009, we had revenues of $ 9,140,166.

Cost of Revenue

During the period ended December 31, 2009, our cost of revenue was $2,861,710.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, totaled $992,976 during the period ended December 31, 2009.

Interest Expense

Interest expense was $0.00 (nil) during the period ended December 31, 2009.

Net Income Attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $3,289,180 during the period ended December 31, 2009.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. dollars. The conversion of our accounts from RMB to U.S. dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was $1,591 during the period ended December 31, 2009.

Liquidity and Capital Resources

    Our current assets primarily consist of cash, we do not have inventory. Presently, our principal sources of liquidity were generated from our operations.  As of December 31, 2009, we were able to generate $3,289,180 of net income attributable to the Company and our operating have produced a positive cash flow of $6,385,781 for the period ended December 31, 2009.  Based on our current operating plan, we believe that our existing resources, including cash generated from operations, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

Operating Activities

    Cash provided by operating activities totaled $6,478,315 for the period ended December 31, 2009.

Investing Activities

    Cash used in investing activities was $ 186,008 for acquiring fixed asset and property use right for the period ended December 31, 2009.

Financing Activities

    The Company has raised $87,871 by issuing equity stock to its founder. And the Company has not raised any money through debt instrument in 2009. Therefore, the cash provided from financing activities for the period ended December 31, 2009 is $87,871.

Properties

    All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right," which we sometimes refer to informally as land ownership. There are four methods to acquire land use rights in the PRC: (1) grant of the right to use land; (2) assignment of the right to use land; (3) lease of the right to use land; and (4) allocated land use rights In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds. Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.  Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

    The Company Business operates in two offices, one of which is located at Room 307, Hualong Business Building, 110 Moganshan Road, Gongshu District, Hangzhou, China. This office consists of approximately 517 square feet which we leased from Ms. Weili Yan and Mr. Xiaowei Zhu for $4,878 a year. The agreement will be renewed every year. The other office is located in Cimic Square, 800 Shangcheng Road, Pudong Mew District, Shanghai, China. This office consists of approximately 17,018 square feet which we leased from Shanghai Shengkang Cimic Realty Investment Co., Ltd for $278,817 a year. The agreement will be renewed every other year.

    MYL Business holds the Certificate of Ownership of property of the People’s Republic of China, which indicates:

Certificate No.	Location	Purpose	Area (sq.m.)	Registration date
F.Q.Z.K.Z.No. A94134	1-12-2 Building No.56, Haiyi Residential Quarters, Dalian Economic & Technology Development Zone	Residential	72.03	October 13, 2009

*Under the law of the PRC, the registered owner to the property shall be deemed the legal and beneficial owner thereof. Therefore, the Company Business lawfully owns the said apartment.

Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. We believe the following, among others, to be critical accounting policies. That is, they are both important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

Basis of Presentation

    The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Fiscal Year

    The Company's fiscal year ends December 31.

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

Foreign Currency Translation

    The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

    The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

    Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Recent Accounting Pronouncements

    The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2010, the Company’s Board of Directors approved the change of its principal independent accountants. On such date, George Stewart, CPA was dismissed from serving as the Company’s principal independent accountants and on the same day, Stan Jeong-Ha Lee, CPA was engaged as the Company’s new principal independent accountants.

The Dismissal of George Stewart, CPA

George Stewart, CPA was the independent registered public accounting firm for the Company from May 9, 2008 to February 12, 2010. None of George Stewart, CPA’s reports on the Company’s financial statements, including its reports on the Company’s most recent fiscal year ended April 30, 2009 contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s most recent fiscal year ended April 30, 2009 and through the dismissal date of February 12, 2010, there were no disagreements with George Stewart, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of George Stewart, CPA, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which George Stewart, CPA served as the Company’s principal independent accountants.

In accordance with Item 304(a)(3), the Company has provided George Stewart, CPA with a copy of this disclosure and has requested that George Stewart, CPA furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from George Stewart, CPA addressed to the U.S. Securities and Exchange Commission is filed as Exhibit 16.1 to this 8-K Report.

The Engagement of Stan Jeong-Ha Lee, CPA

Prior to February 12, 2010, the date that Stan Jeong-Ha Lee, CPA was retained as the principal independent accountants of the Company:

(1)           The Company did not consult Stan Jeong-Ha Lee, CPA regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2)           Neither a written report nor oral advice was provided to the Company by Stan Jeong-Ha Lee, CPA that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3)           The Company did not consult Stan Jeong-Ha Lee, CPA regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

    The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

    We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Management has used the Internal Control – Integrated Framework to evaluate the effectiveness of internal control over financial reporting, which is a recognized and suitable framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on its evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) as of December 31, 2009 is effective based on the COSO framework. Notwithstanding the foregoing, there can be no assurance that our Company’s internal control over financial reporting will detect or uncover all failures of persons within our Company to comply with these procedures.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this transition report.

Changes in internal controls Over Financing Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoter and Control Persons

Identification of Directors and Executive Officers

The following sets forth the name and position of Cody Love, the former President, CEO, CFO, Secretary, Treasurer, Chief Accounting Officer, and sole director of the Company, from our incorporation on May 9, 2008 to February 12, 2010 and each of our current executive officers and our directors. All directors of our Company hold office until our next annual board meeting or until their successors have been elected and qualified. The executive officers of our Company and operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Positions with the Company
Cody Love	27	Former President, CEO, CFO, Secretary, Treasurer, Chief Accounting Officer, and sole director
Kaien Liang	37	Director, Chairman & Chief Executive Officer
Pokai Hsu	38	Chief Operation Officer
Tingyuan Chen	44	Chief Strategy Officer
Zhiwei Huang	42	Chief Financial Officer

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships among our directors or officers.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company and operating subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cody Love, 27, is the former President, CEO, CFO, Secretary, Treasurer, Chief Accounting Officer, and sole director of the Company. Mr. Love was the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole member of the board of directors from May 9, 2008 to February 12, 2010. Mr. Love obtained a Technical Diploma in auto mechanics in 2002. From 2002–2006, he worked as a mechanic becoming a certified Journeyman in February 2006. From March 2006 through March 2008, Mr. Love worked in Alberta’s oil fields in supervisory positions and as a mechanic.

Kaien Liang, 37, Chairman of the Company, was born in Taiwan in 1973. Before establishing the company, he served as president of Singapore Magic of Success Training Co., Ltd from 2004 to 2006. Prior to that, Mr. Liang worked as Marketing Director at Asia Magic Your Life Group between 2000 and 2003, and Marketing Director of Success Magazine in Taiwan from 1997 to 2000. During that period, he participated in and made a major investment in learning from several professional training programs, learning directly from 38 world-class masters in different management fields. Mr. Liang holds 14 internationally accredited certificates in respect of negotiation, marketing, sale, public speaking, customer service, etc. His total audience exceeds 500,000. His books, Never Say Impossible,Who is the Next Magic, have been published and sold well.

Pokai Hsu, 38, Chief Executive Officer, was born in Taiwan in 1972. He joined Asia Magic Your Life Group in 2003. He has served as the General Manager at Beijing Hongyuan Yingtong Cultural Press Co., Ltd. between 2002 and 2003. Prior to that, he worked in Du Yunsheng Consulting Co., Ltd., as the Chief Consultant for two years. Mr. Hsu is a master of motivating potential. By integrating his learning and achievements in motivational training in UK, USA, and Japan, Mr. HSU has created an efficient training system in unleashing employee potential. He has given lectures over 2,300 times in the last 8 years, with audiences of over 200,000. In 2006, his bestseller, How to Be No.1 in China, broke the Guinness record on sale of a book at a book-signing event.

Tingyuan Chen, 44, Chief Strategy Officer, was born in Taiwan in 1966.  Prior to joining Asia Magic Your Life Group in 2003, he worked for Steve Chen Training Entity as a lecturer for four years.  As a student of Mr. Abraham, the world “marketing wizard,” Mr. Chen specialized in teaching and coaching people in time management and strategic decision-making. Mr. Chen graduated from National United University in Taiwan in 1986.

Zhiwei Huang, 42, Chief Financial Officer, joined the company in April 2009. Prior to that, he has served as Financial Manager in Hangzhou Tai-Yang-Shen Marketing Co., Ltd. for 16 years.  Before that, he served as Accountant in Zhejiang Hangzhou Shipping Corp. between 1989 and 1993. Mr. Huang graduated from Wuhan River Transport College in 1989 and graduated from Zhejiang University of Finance & Economics in 2004.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Audit Committee Financial Expert

    Our board of directors currently acts as our audit committee. Because we only recently executed the share exchange and the private placement, our Board of Directors is still in the process of finding an "audit committee financial expert" as defined in Regulation S-K and directors that are "independent" as that term is used in Section 10A of the Securities Exchange Act.

Audit Committee

    We have not yet appointed an audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Compensation Committee

    We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

    We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee. We are in search for qualified independent board members to staff this committee.

Section 16(a) beneficial reporting compliance

    Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended December 31, 2009 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

    We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer and are in the process of adopting such a code.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our officers or directors were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Cody Love, our former President, CEO, CFO, Secretary, Treasurer, Chief Accounting Officer, and sole director  from our incorporation on May 9, 2008 for services rendered in all capacities during the period covered by this report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Cody Love President, CEO, CFO, Secretary, Treasurer, Chief Accounting Officer, and sole director	2009	None	None	None	None	None	None	None

Outstanding Equity Awards at Fiscal Year End

The Company has not granted any stock options to Cody Love since its inception.

Employment Agreements

The Company did not have an employment or consulting agreement with Cody Love and did not pay him for acting as a director or officer.

The following table sets forth all compensation paid or accrued by MYL Business to the individuals who became the officers and directors of the Company upon the merger for services rendered during fiscal year 2009. The compensation comprises base salary and bonus.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Kaien LIANG	2009	11,713		-	-	11,713
Chief Executive Officer and				-	-
Chairman of the Board

Pokai HSU	2009	9,370		-	-	9,370
Chief Operation Officer				-	-

Tingyuan CHEN	2009	9,370	-	-	-	9,370
Chief Strategy Officer			-	-	-

Zhiwei HUANG	2009	8,785		-	-	8,785
Chief Financial Officer		-	-	-	-	-

(1) The Company pays salaries in RMB to all executive officers and directors of the board every month. The RMB amount is translated into USD when the Company files SEC documents. The exchange rates used were the average rates of 2009, i.e., $6.83.

Outstanding Equity Awards at Fiscal Year End

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Agreements

    MYL Business has signed with its officers the employment agreements of indefinite term, which implies that such employment will remain until the occurrence of the statutory conditions on revocation or termination of the employment agreements. Their monthly salaries vary from RMB 8,000 to RMB 10,000.

    MYL Business has signed with its regular employees, mainly administrative staff, employment agreements of an indefinite term, which implies that such employment will remain in place until the occurrence of the statutory conditions on revocation or termination of the employment agreements. Their monthly salaries consist of the basic salary of RMB 1,500 plus bonuses.

    Additionally, MYL Business has retained the service of contract employees, mainly salesmen, from Zhejiang Foreign Service Corporation Ningbo Branch (“ZFS”), under which the ZFS shall contract out its employees to MYL Business while MYL Business shall pay the fees on such contracted employment, consisting of the service fees for ZFS at the monthly rate of RMB 70 per each contracted employee, as well as the social insurance fees relevant to and the pay for the leased employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of December 31, 2009 by the following:

▪	Each shareholder who beneficially owns more than 5% of our common;

▪	Each of our named executive officers;

▪	Each of our directors; and

▪	Executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of December 31, 2009 (including shares subject to restrictions that lapse within 60 days of December 31, 2009) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	ownership	of class
Common	Cody Love	3,000,000	46.1%
Stock	President, Chief Executive Officer, Chief Financial
	Officer, Secretary, Treasurer, Chief Accounting Officer and sole Director
	9916 ELBOW DRIVE SW
	CALGARY ALBERTA T2V 1M5
Common	All Officers and Directors as a	3,000,000	46.1%
Stock	group that consists of one person	shares

Changes in Control

           On February 12, 2010, we acquired all of the outstanding capital stock of SLM, through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.  SLM is a holding company whose asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China.  As a result of these transactions, persons affiliated with SLM now own securities that in the aggregate represent approximately 98% of the equity in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

During the period covered by this transition report on Form 10-K, we have no transactions in which we were or are to be a participant and which the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than the compensation described under “Executive Compensation”). None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Agreements Among Us, Hangzhou MYL Business Administration Consulting Co., Ltd., Hangzhou MYL Commercial Service Co., Ltd. and Its Subsidiaries

We have entered into a series of contractual arrangements with Hangzhou MYL Commercial Service Co., Ltd and its subsidiaries, including contracts relating to the provision of services and certain shareholder rights and corporate governance matters.

The following is a summary of the material provisions of these agreements. For more complete information you should read these agreements in their entirety, which are attached to the Form 8-K filed with the Securities and Exchange Commission on February 12, 2010 as exhibits.

Transfer of Ownership When Permitted by Law

Pursuant to the call option agreement by and among  MYL Business, MYL Commercial, MYL Commercial’s shareholders and subsidiaries dated as of May 1, 2009, each of MYL Commercial, MYL Commercial’s shareholders has granted MYL Business or its designee an exclusive option to purchase all or part of their equity interests in MYL Commercial and its subsidiaries, or all or part of the assets of MYL Commercial, in each case, at any time determined by MYL Business and to the extent permitted by PRC law.

Voting Arrangement

Pursuant to the voting rights proxy agreement, dated as of May 1, 2009 by and among MYL Business , MYL Commercial, MYL Commercial’s shareholders and subsidiaries, the shareholders of MYL Commercial and its subsidiaries have granted the personnel designated by MYL Business the right to appoint directors and senior management of MYL Commercial and its subsidiaries and to exercise all of their other voting rights as shareholders of MYL Commercial and its subsidiaries, as the case may be, as provided under the articles of association of each such entity. Under the voting rights proxy agreement, there are no restrictions on the number, to the extent allowed under the respective articles of association of MYL Commercial and its subsidiaries, or identity of those persons we can appoint as directors and officers.

    Equity Pledge Agreement

    Pursuant to the equity pledge agreement by and among MYL Business, MYL Commercial, MYL Commercial’s shareholders and subsidiaries, dated as of May 1, 2009, each of shareholders has pledged his or its equity interest in MYL Commercial  and its subsidiaries, as the case may be, to MYL Business to secure their obligations under the relevant contractual control agreements to which each is a party, including but not limited to, the obligations of MYL Commercial and its subsidiaries under the exclusive services agreement, call option agreement and voting rights proxy agreement entered into with MYL Business. Under this equity pledge agreement, shareholders have agreed not to transfer, assign, pledge or otherwise dispose of their interest in MYL Commercial or its subsidiaries, as the case may be, without the prior written consent of MYL Business.

    Exclusive Services Agreement

    Pursuant to the exclusive services agreement by and among MYL Business, MYL Commercial, and its subsidiaries, dated May 1, 2009, MYL Commercial and its subsidiaries irrevocably entrust to MYL Business the right of management and operation of MYL Commercial and its subsidiaries and the responsibilities and authorities of their shareholders and directors of MYL Commercial Subsidiaries. The service fee to be paid by MYL Commercial and its subsidiaries shall equal to 95% of their total income, which can be waived by MYL Business from time to time in its sole discretion

    Director Independence

    Our board of directors is currently composed of Mr. Kaien Liang, who is also our Chief Executive Officer.  Mr. Liang is not an “independent director” as defined by Rule 303A.01 and Rule 303A.02 of NYSE Listed Company Manual and Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc., or the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The following table presents the fees for professional audit services rendered by Stan J.H. Lee, CPA for the audit of our Company’s financial statements for the fiscal years ended April 30, 2009 and eight-month period ended December 31, 2009. Unless otherwise indicated, our Company paid all amounts in the following table.

Year Ended December 31,	December 2009	April 2009
Audit Fees (1)	$5,000	$3,000
Audit Related Fees (2)	-0-	-0-
Tax Fees (3)	-0-	-0-
All Other Fees (4)	-0-	-0-

Total	$5,000	$3,000

(1)	Audit fees consist of audit and review services, report on internal control over financial reporting and review of documents filed with the SEC.

(2)	Audit related fees consist of pre-approved consultation concerning financial accounting and reporting standards, and the accounting for acquisitions and dispositions carried out by the Company.

(3)	Tax fees consist of preparation of Federal and State income tax returns and consultation regarding tax compliance issues.

(4)	All other fees consist of products and services provided by the principal accountant other than services reported as “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

Pre-Approval Policies and Procedures

    Our Board of Directors has instituted a policy to pre-approve audit and non-audit services (i.e., audit-related services, tax services, and all other services).  The Chief Financial Officer of the Company is given limited delegated authority from time to time by our Board to pre-approve permitted non-audit services.  Pre-approval is obtained prior to the commencement of the services.  Our Board also considers on a continuing basis whether the provision of non-audit services is compatible with maintaining the independence of the external auditor.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed on August 21, 2009.
3.2	Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed on August 21, 2009.
10.1
Agreement and Plan of Merger dated February 12, 2010 among the Company and the shareholders of Magic Dream Enterprises Ltd. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 12, 2010.

10.2	Exclusive Service Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 12, 2010.
10.3	Equity Pledge Agreement. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 12, 2010.
10.4	Call Option Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 12, 2010.
10.5	Shareholders’ Voting Rights Proxy Agreement. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on February 12, 2010.
10.6	Contract for Lease with Zhejiang Foreign Service Corporation Ningbo Branch. Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on February 12, 2010.
10.7	Employment Contract with Kaien LIANG. Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on February 12, 2010.
10.8	Employment Contract with Pokai HSU. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on February 12, 2010.
10.9	Employment Contract with Tingyuan CHEN. Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on February 12, 2010.
10.10	Employment Contract with Shuiyuan HUNG. Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on February 12, 2010.
10.11	Employment Contract with Chiayeh LIN. Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on February 12, 2010.
10.12	Employment Contact with Zhiwei HUANG. Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed on February 12, 2010.
10.13	Employment Contact with Yan HAN. Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed on February 12, 2010.
10.14	Contract for Lease of Property with Weichao YAN, Xiaowei ZHU. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed on February 12, 2010.
10.15
Contract for Lease of Property in Shanghai Prepared by Shanghai Administration for Property and Land Resource & Shanghai Administration for Industry and Commerce in November 2000. Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed on February 12, 2010.

23	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Notes to exhibits
*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2010

China Executive Education Corp.

By:	/s/ Kaien Liang
Kaien Liang
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kaien Liang	Chief Executive Officer and Chairman	April 14, 2010
Kaien Liang	(principal executive officer)

/s/ Zhiwei Huang	Chief Financial Officer	April 14, 2010
Zhiwei Huang	(principal financial and accounting officer)

CHINA EXECUTIVE EDUCATION CORP.
(FORMERLY On Demand Heavy Duty Corp)
(A Development Stage Company)

Financial Statements

As of December 31, 2009 and for the Eight-months from

May 1, 2009 to December 31, 2009

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203  ▪  Fort Lee  ▪  NJ 07024
P.O. Box 436402 ▪ San Ysidro  ▪  CA 92143
619-623-7799 Fax 619-564-3408  E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Management of
 China Executive Education Corp.
(formerly On Demand Heavy Duty, Corp) ;

We have audited the accompanying balance sheets of China Executive Education Corp. as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 1, 2009  to December 31, 2009 ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Executive Education Corp.  as of  December 31, 2009 , and the results of their operations and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA

March 28, 2010
Fort Lee, NJ 07024

CHINA EXECUTIVE EDUCATION CORP.
(Formerly On Demand Heavy Duty, Corp)
(A Development Stage Company)
Balance Sheets

Assets
	December 31,	April 30,
	2009	2009
		(Last fiscal Year)
Current Assets
Cash	$4,011	$20,390
Total Assets	$4,011	$20,390

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$528	$528
Total Long Term Liabilities	$528	$528

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
6,510,000 shares issued and outstanding	6,510	6,510

Additional paid-in-capital	15,390	15,390
Deficit accumulated during the development stage	(18,417)	(2,038)
Total stockholders’ equity (deficit)	(3,483)	19,862
Total liabilities and stockholders’ equity (deficit)	$4,011	$20,390

The accompanying notes are an integral part of these financial statements.

CHINA EXECUTIVE EDUCATION CORP.
(Formerly On Demand Heavy Duty, Corp)
 (A Development Stage Company)
Statements of Operations

	Three Months Ended December 31, 2009	Eight Months Ended December 31, 2009	From Inception on May 9, 2008 to December 31, 2009

Expenses
General and Administrative Expenses	$2,554	17,868	$18,417
Net (loss) from Operation before Taxes	(2,554)	(17,868)	(18,417)
Provision for Income Taxes	0	0	0
Net (loss)	$(2,554)	(17,868)	$(18,417)

(Loss) per common share – Basic and diluted	$(0.00)	(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,510,000	6,510,000	3,662,951

The accompanying notes are an integral part of these financial statements.

CHINA EXECUTIVE EDUCATION CORP.
(Formerly On Demand Heavy Duty, Corp)
 (A Development Stage Company)
Statements of Stockholders’ Equity

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance at inception on May 9, 2009	$0	$0	$0	$0	$0

February 6, 2009, Common shares issued for cash at $ 0.001	5,400,000	5,400	0	0	5,400

April 8 , Common shares issued for cash at $ 0.01 2009	1,050,000	1,050	9,450		10,500

April 14 , Common shares issued for cash at $ 0.1 2009	60,000	60	5,940		6,000

Net (loss)				(2,038)	(2,038)

Balance as of April 30, 2009	$6,510,000	6,510	15,390	(2,038)	$(19,862)

Net ( loss)				(16,379)	(16,379)

Balance as of December 31, 2009	6,510,000	$6,510	$15,390	$(18,417)	$(3,483)

The accompanying notes are an integral part of these financial statements.

CHINA EXECUTIVE EDUCATION CORP.
(Formerly On Demand Heavy Duty, Corp)
 (A Development Stage Company)
Statements of Cash Flows

	Eight-Months Ended December 31, 2009	From Inception on May 9, 2008 to December 31, 2009
Operating Activities
Net (loss)	$(17,868)	$(18,417)
Net cash (used) for operating activities	(17,868)	(18,417)

Financing Activities
Loans from Director	-	528
Sale of common stock	-	21,900
Net cash provided by financing activities	-	22,428

Net increase (decrease) in cash and equivalents	(17,868)	4,011

Cash and equivalents at beginning of the period	21,879	-

Cash and equivalents at end of the period	$4,011	$4,011

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA EXECUTIVE EDUCATION CORP.
(Formerly On Demand Heavy Duty, Corp )
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2009

1.  COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

On February 12, 2010, On Demand Heavy Duty Corp., a Nevada Corporation (the “Company”) acquired all of the outstanding capital stock of Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”), through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.  SLM is a holding company whose asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries.MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China.

2.  ORGANIZATION AND BUSINESS OPERATIONS

The Company was in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) until February 12, 2010, acquisition of SLM as mentioned in Note 1.

The Company has not generated any revenue to February 2010, acquisition of SLM and consequently its operations was subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, May 9, 2008 through  December 31, 2009 the Company has accumulated losses of $18,417.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b)  Fiscal Year

The Company's fiscal year ends December 31.

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

j)  Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

4.  COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In February 2009, the Company issued 5,400,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,400.

In April 2009, the Company issued 1,050,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $10,500.

 In April 2009, the Company also issued 60,000 shares of common stock at a price of $0.1 per share for total cash proceeds of $6,000

During the period from May 9, 2008  (inception)  to April 30, 2009, the Company  sold  a  total of 6,510,000 shares of common stock  for  total  cash proceeds  of  $21,900.

As of December 31, 2009, there are 6,510,000 common shares issued and outstanding.

5.  INCOME TAXES

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $18,417 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  RELATED PARTY TRANSACTONS

May 9, 2008, related party had loaned the Company $528. The loan is non-interest bearing, due upon demand and unsecured.

7.  SUBSEQUENT EVENTS

Change in Shell Company Status

As a result of the consummation of the Merger described in Item 1.01 of this Current Report on Form 8-K, we believe that we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

Dividend Declared

On January 30, 2010, directors of SLM decided to distribute a regular cash dividend of $ 1,352,953 (9,250,000 RMB) from the retained earnings for the fiscal year of 2009 to the then shareholder of the SLM.

Pro Forma Condensed Combined Balance Sheets and Statement of Operations

On February 12, 2010 ,  the Company’s  shareholders  entered into a Share Exchange Agreement with Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”), through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company.

Pro Forma accounting effects of Share Exchange Agreement are presented in the following tables which presents the combined results of financial statements and operations as they may have appeared had the acquisition and financing transactions described above occurred as of May 1, 2009 ( the effective date of start of accounting fiscal year of the Company)  . The unaudited pro forma condensed combined balance sheet and statement  of operations has been derived from and should be read together with the historical financial statements of notes of Surmounting Limit Marketing Adviser Limited filed as part of 8- K of the Company filed with the Securities Exchange Commissions on February 12, 2010 and the historical financial statements of the Company, both prepared in accordance with accounting principles generally accepted in the United States (‘U.S. GAAP”), for the year December 31, 2009, included elsewhere in the 10-K for December 31, 2009.

China Executive Education Corp

Unaudited Pro Forma Condensed Combined Statements of Financial Position

	China Executive Education Corp	On Demand Heavy Duty, Corp.
	As of December 31	As of December 31		As of December 31
	2009	2009	Pro Forma	2009
	(Audited)	(Audited)	Adjustments	Pro Forma

ASSETS
CURRENT ASSETS
Cash	$6,381,770	$4,011		$6,385,781
Accounts receivable	33,324			33,324
Prepaid accounts	731,365			731,365
Other current assets ( Deposits and advances)	1,008,565			1,008,565

TOTAL CURRENT ASSETS	8,155,024	4,011		8,159,035

Property and equipment - net of accumulated depreciation of $ 7,134	87,369			87,369
Real property rights held for investment	91,505			91,505

TOTAL OTHER ASSETS	178,874			178,874

TOTAL ASSETS	$8,333,898	$4,011	-	$8,337,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Minority Interest	$(94,955)			$(94,955)
Commitments and Contingencies

CURRENT LIABILITIES
Advance from customers	3,628,810			3,628,810
Accrued wages and benefits	90,419			90,419
Corporation income and business taxes payable	537,541			537,541
Other payables	592,788			592,788
Withholding taxes on dividend	67,648			67,648
Dividend payable	1,285,305			1,285,305
Loan from director	-	$528	(528)
TOTAL CURRENT LIABILITIES	6,202,511	528	(528)	6,202,511

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	87,871	6,510	(6,510)	87,871
Additional paid-in capital		15,390	7,038	22,428
Statutory reserve	358,026			358,026
Retained earnings (Deficit)	1,846,501	(18,417)	-	1,828,084
Other comprehensive loss - foreign currency translation	1,591			1,591
	-
TOTAL STOCKHOLDERS' EQUITY	2,293,990	3,483	528	2,298,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	8,333,898	$4,011	-	$8,337,909

China Executive Education Corp

Unaudited Pro Forma Condensed Combined Statements of Operations

	China Executive Education Corp	On Demand Heavy Duty, Corp.		As of
	For the year ended	8-months ended		December 31
	Dec 31, 2009	Dec 31, 2009	Pro Forma	2009
	(Audited)	(Audited)	Adjustments	Pro Forma

Revenue	$9,140,166		$	$9,140,166
Less) Tax on operating income	(466,149)			(466,149)

TOTAL NET REVENUE	8,674,017			8,674,017

COST OF REVENUES	2,861,710			2,861,710

GROSS PROFIT	5,812,307			5,812,307

OPERATING COSTS
Selling expenses	65,345			65,345
General and administrative expenses	902,629	17,868		920,497
Depreciation expense	7,134			7,134

Total Operating Costs	975,108	17,868		992,976

OPERATING INCOME (LOSS)	4,837,199	(17,868)		4,819,331

OTHER INCOME & (EXPENSES)

Donation for earthquake relief	(146,383)			(146,383)
Non operating expense	(9,140)			(9,140)
Interest income	1,577			1,577

Total Other Income & (Expenses)	(153,946)			(153,946)

NET INCOME BEFORE INCOME TAX & BENEFIT	4,683,253	(17,868)		4,665,385

Current income taxes	(1,193,421)			(1,193,421)
Minority interest, net of taxes	(182,784)			(182,784)

NET INCOME (LOSS)	$3,307,048	$(17,868)		$3,289,180

COMPREHENSIVE LOSS:
Unrealized foreign currency translation income	1,591			1,591

COMPREHENSIVE LOSS	$3,308,639	$(17,868)		$3,290,771

NOTE 1 – BASIS OF PRO FORMA PRESENTATION

The unaudited pro forma condensed combined balance sheet and statement of operations (“Pro Forma”) of the Company is presented for the year ended December 31, 2009. The unaudited Pro Forma applies the group’s accounting policies over the pro forma period.

No amount has been included in the purchase price allocation for estimated costs to be incurred to achieve savings or other benefits of the transactions. Similarly, the Pro Forma does not reflect any cost savings or other benefits that may be obtained through synergies among the operations of two entities.