Form 10-Q
period 2010-03-31
China Executive Education Corp
filed 2010-05-17
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 333-153574

CHINA EXECUTIVE EDUCATION CORP.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3268300
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Hangzhou MYL Business Administration Consulting Co. Ltd. Room 307, Hualong Business Building 110 Moganshan Road, Hangzhou, P.R. China	310005
(Address of Principal Executive Offices)	(Zip Code)

+86-571-8880-8109
(Registrant’s Telephone Number, Including Area Code)

On Demand Heavy Duty, Corp.
9916 Elbow Drive SW, Calgary Alberta, Canada T2V 1M5
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐          No ☒

As of May 13, 2010, there were 22,050,000 shares of Common Stock of the Company outstanding.

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8282 for its December 31, 2009 audited balance sheet, and $1 = RMB6.8259 for its March 31, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period.  The conversion rates of $1 = RMB6.8259 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2010, and $1= RMB6.8282 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2009; both of which were based on the average currency conversion rate for each respective quarter.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

March 31, 2010
(Stated in US dollars)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009	1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4 - 20

PART I
ITEM 1. FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
 (FORMERLY ON DEMAND HEAVY DUTY, CORP)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,784,855	$6,381,770
Accounts receivable, net of allowance	29,095	33,324
Other receivables	2,748,801	1,008,565
Advances to vendors	986,199	731,365
Total current assets	7,548,950	8,155,024

PROPERTY AND EQUIPMENT, NET	79,346	87,369

OTHER ASSET	91,533	91,505

TOTAL ASSETS	7,719,829	8,333,898

CURRENT LIABILITIES
Advance from customers	2,841,047	3,628,810
Taxes payable	443,155	537,541
Payroll payable	90,449	90,419
Other payables and accrued liabilities	1,905	592,788
Total current liabilities	3,376,556	4,849,558

STOCKHOLDERS' EQUITY

Common Stock, $0.0001 par value 70,000,000 shares authorized,
22,050,000 shares and 21,560,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	22,050	21,560
Additional paid-in capital	170,821	66,311
Statutory reserve	358,026	358,026
Retained earnings	3,901,440	3,131,806
Accumulated other comprehensive income	3,032	1,591
Total stockholders' equity	4,455,369	3,579,295
Non-controlling interest	(112,096)	(94,955)
Total equity	4,343,273	3,484,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,719,829	$8,333,898

The accompanying notes are an intergral part of these condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
      (FORMERLY ON DEMAND HEAVY DUTY, CORP)
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (UNAUDITED)

	For the three months ended March 31,
	2010	2009

Revenues	$4,445,631	$-
Cost of revenue	1,514,745	-
Gross profit	2,930,886	-

Operating expenses
Selling expenses	719,101	-
General and administrative expenses	1,163,282	-
Total operating expenses	1,882,383	-

Income from operations	1,048,503	-

Other income (expenses)	238	-

Income before income taxes	1,048,741	-

Provision for income taxes	296,169	-

Net income	752,572	-
Less: net income attributable to non-controlling interest	(17,062)	-
Net income attributable to the Company	769,634	-

Comprehensive income
Net income	752,572	-
Foreign currency translation gain	1,441	-
Total comprehensive Income	754,013	-
Less: net income attributable to non-controlling interest	(17,062)
Comprehensive income attributable to the Company	$771,075	$-

Basic and diluted income per common share	$0.03	$-

Basic and diluted weighted average common shares outstanding	21,795,222	21,560,000

The accompanying notes are an intergral part of these condensed consolidated financial statements

    CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$752,572	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,620	-
Stock issued for services	105,000
(Increase) decrease in -
Accounts receivable	4,240	-
Other receivables	(1,733,070)	-
Advances to vendors	(254,588)	-
Due from related party	-	-
Increase (decrease) in -
Advance from customers	(788,985)	-
Taxes payable	(97,726)	-
Other payables and accrued liabilities	(583,628)	-
Net cash used in operating activities	(2,586,565)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(1,567)	-
Net cash used in investing activities	(1,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENT	(8,781)	-

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,596,914)	-

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,784,855	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income tax paid	$404,125	$-
Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services	$105,000	$-

The accompanying notes are an intergral part of these condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

China Executive Education Corp (the “Company”), formerly known as On Demand Heavy Duty, Corp, is a corporation organized under the laws of the State of Nevada.

On February 12, 2010, the Company acquired all of the outstanding capital stock of Surmounting Limit Marketing Adviser Limited (“SLM”), a Hong Kong Corporation,  through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company. SLM is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business’s affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China, providing comprehensive consulting services such as business administration, marketing strategy, designing of enterprise image, corporate investment and commerce, business conference as well as professional training programs designed to fit the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills.

In connection with the acquisition, the Merger Sub issued 20 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub to the shareholders of SLM, in exchange for all the shares of the capital stock of SLM (the “Share Exchange” or “Merger”). The 20 shares of the common stock of the Merger Sub were converted into approximately 21,560,000 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc. (“Holdings”) to certain of its shareholders in exchange for the cancellation of  3,000,000 shares of the Company’s common stock (the “Split Off Transaction”).   In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancellation by other shareholders of the Holdings. Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with the SLM and MYL Business now own securities that in the aggregate represent approximately 98% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with MYL Business controlled the Board of Directors of the Company ten days after the notice pursuant to Rule 14F-1 has been mailed to the shareholders of record.

Consequently, the Company’s name was changed from “On Demand Heavy Duty, Corp.” to the Merger Sub’s name “China Executive Education Corp.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, SLM will be treated as the continuing entity for accounting purposes.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it had entered into certain exclusive contractual agreements with MYL Commercial on March 25, 2009.  Pursuant to certain agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled it to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, the Company believes that MYL Commercial should be considered as Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements of the Company reflect the principal activities of the following subsidiaries. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Summouting Limited Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

Non-controlling interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd., based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, taxes and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, advance to vendors, accounts payable and other accrued expenses, and advances from customers approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Accounts receivable

Accounts receivable consists of balances due from the enterprises for the education services provided. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  The Company determined that no reserve was necessary at March 31, 2010 and December 31, 2009.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to vendors

Advances to vendors consist of payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers.  Such advances are expensed through cost of revenue as the speeches are performed. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Advances to vendors as of March 31, 2010 and December 31, 2009 amounted to $986,199 and $731,365, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Computer electronics equipments	3 years

Other equipments	3 years

Leasehold improvements	2 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three months ended March 31, 2010 and 2009.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, already collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds.

Income taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company  is Renmini (“RMB”), the currency of the PRC.

The financial statements of the Company have been translated into U.S. dollars in accordance with FASB ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

	March 31, 2010	December 31, 2009
Period end RMB: US$ exchange rate	6.8259	6.8282
Average RMB: US$ exchange rate	6.8274	6.8341

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2010 and 2009 were net income and the foreign currency translation adjustment. Other comprehensive income for the three months ended March 31, 2010 and 2009 was $1,441 and $-0-, respectively.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of cash flows

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

 Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued new standards in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact these standards will have on its financial condition, results of operations, or cash flows and does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

NOTE 3. OTHER RECEIVABLES

Other receivables represent a short-term contract deposit with a local hotel in order for the Company to book hotel rooms or conference rooms at negotiated rates to hold various meetings or provide training courses to students. Other receivables also include short-term advances made to certain managers, employees and internal units for business marketing and recruiting purposes. Such advances will be expensed as general and administrative costs as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of March 31, 2010, no allowance for the uncollectible amounts was deemed necessary. The following table summarizes the balance of other receivables as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009
Marketing and recruiting advances	$2,238,037	$466,414
Contract deposit	510,764	542,151

Total	$2,748,801	$1,008,565

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4. PROPERTY, PLANT AND EQUIPMENTS

As of March 31, 2010 and December 31, 2009, the detail of property, plant and equipments was as follows:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009
Computer electronic equipments	$39,468	$39,170
Other equipments	9,327	8,042
Leasehold improvements	47,741	47,291

Sub-total	95,536	94,503
Less: accumulated depreciation	(17,190)	(7,134)

Property, plant and equipment, net	$79,346	$87,369

Depreciation expense for the three months ended March 31, 2010 and 2009 was $9,620 and $-0-, respectively.

NOTE 5. OTHER ASSET

In late 2009, one of the students who attended the Company’s professional training courses went bankrupt and pledged a personal residential property located in Dalian City, China, to offset the unpaid tuition. The Company acquired the property and recorded the amount based on the fair market value of the acquisition date.  As of March 31, 2010, other asset totaled $91,533.  Management determined that there was no impairment of this asset because the book amount approximates its fair market value based on the short-term nature of this instrument.

NOTE 6. ADVANCE FROM CUSTOMERS

Advance from customers represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Advance from customers is refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized. As of March 31, 2010 and December 31, 2009, the balance of advance from customers totaled $ 2,841,047 and $3,628,810, respectively.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 7. TAXES

(a) Business sales tax

The Company is subject to 5% business sales tax on actual revenue generated.  It is the Company’s continuing practice to accrue 5% of the sales tax on estimated revenue and file tax return based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount.  As a result, the Company’s accrual sales tax may differ from the actual tax clearance.

(b) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended March 31, 2010 and 2009, the Company incurred income taxes of $296,169 and $-0-, respectively.

(c) Taxes payable

As of March 31, 2010 and December 31, 2009, taxes payable consisted of the following:

	As of March 31, 2010 (Unaudited)	As of December 31, 2009
Corporation income tax	$296,234	$403,989
Business tax	130,519	124,452
Other tax and fees	16,402	9,100

Total tax payable	$443,155	$537,541

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8.  STOCKHOLDERS’ EQUITY

(a)	Common stock

Prior to the Share Exchange, the Company had 6,510,000 shares of common stock issued and outstanding at $.001 per share.

Before the closing of the Share Exchange transaction, the Company retired 3,000,000 shares of common stock in connection with the spin-off of the Company’s subsidiary, On Demand Heavy Duty Holdings, Inc.  In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancellation by other shareholders of the Holdings.  In connection with the Share Exchange consummated on February 12, 2010, the Company issued 21,560,000 shares of its common stock to SLM shareholder, so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

On March 29, 2010, the Company issued 50,000 common shares to a consulting firm for services rendered and recorded the fair value of $105,000 at the grant date.

As of March 31, 2010, there were a total of 22,050,000 shares of the Company’s common stock issued and outstanding.

(b)	Statutory reserve

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8.  STOCKHOLDERS’ EQUITY (continued)

The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of March 31, 2010, the balance of statutory surplus reserve was $358,026.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the quarter ended March 31, 2010.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company leases office spaces in Shanghai and Hangzhou in China to conduct its normal business activities, such as business administration, recruiting students, holding the business conferences and providing professional training courses or featured lectures to students.  The Company also has several rental arrangements which provide residential units to house key employees. These lease agreements are short-term in nature and will expire before October 2012.

Rent expenses for the above rental arrangements total $210,133 for the three months ended March 31, 2010.

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY, CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 9. COMMITMENTS AND CONTINGENCIES (continued)

The minimum obligations under such commitments (unless otherwise stated) for the years ended December until their expiration are summarized below:

2010	$546,732
2011	588,491
2012	29,172

Total	$1,164,395

NOTE 10.  WEIGHTED AVERAGE NUMBER OF SHARES

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

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

Overview

We are a fast-growing executive education company in China and mainly operate through MYL Business.  We operate comprehensive business training programs through our controlled affiliates and subsidiaries in Hangzhou and Shanghai, which are two prosperous and commercial cities of China.  Our executive training programs are designed to fit the needs of Chinese entrepreneurs, and to improve their leadership skill, management skills and marketing skills, as well as bottom-line results.  Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically and explicitly connected to the critical business issues that most private Chinese companies are facing.  This allows the trainees to better achieve their potentials and better align individual goals and competencies with organizational objectives of their employers or business.  We have developed 22 training courses which include a core course, named “Seven Essential Classes for Business Executives”.

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

We sell our training programs through our own sales team which consists of a sales staff of 220.  We also promote our services through the internet.  Our websites are www.magicyourlife101.com and www.myl101.com.  The domain name of www.magicyourlife101.com was registered by Mr. Kaien LIANG in the name of Surmounting Limit Marketing Adviser Limited (Shanghai).  The registered operator of this website is Shanghai Kaiye Investment Consulting Co., Ltd.  The domain name of www.myl101.com is registered by Dreamer Marketing Adviser (Shanghai) Co., Ltd.  The registered operator of this website is MYL Commercial.

Our principal executive offices are located at Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou, P.R.China  310005 and our telephone number is (86) 0571-8880-8109.

Since our business inception, our client base and sales revenue have been continuing to climb from time to time. As of March 31, 2010 and December 31, 2009, we have generated sales revenue of RMB30.35 million (equivalent to approximately USD 4.44 million) and RMB 62.44 million (equivalent to approximately USD 9.14 million), respectively.  Our net income for the above periods was approximately $0.76 and $3.31 million, respectively.

Our management plans to continue the execution of our business expansion strategy that will result in increased market penetration of our educational services and expanded revenue growth in our 2010 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing activities, strengthening our sales force, and solidifying our client network.

Our management believes that our emphasis on further commercializing and broadening our professional training courses and service scope, enhanced sales and marketing efforts shall continue to yield significant increases in our revenue in 2010 and beyond.

Our Industry

We operate in China’s professional training industry, which is one of the fastest growing sectors in China’s education industry. According to the China Education Yearbook, China’s total educational expenditures were approximately RMB 214.8 billion in 2007 (approximately $178.6 billion), representing a compound annual growth rate, or CAGR, of approximately 15.4%, since 2000, as illustrated in the following chart. The school system run by the State and local government accounts for over 60% of the funding and expenditure.

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

(1)
Young and in early development stage. In comparison with other professional training segments, China’s executive training industry is young and just has 10 years history. It was first introduced by foreign education institute to top Chinese business schools in late 1990s, then expanded to the private sector with many active participants.

(2)
Strong market demand. Driven by the booming Chinese economy and spirit of entrepreneurism in the private business sector, demand for open-enrollment and easy access high-level education program from more than 6 million of Chinese private business owners and over 10 million business executives in China is strong.

(3)
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

Corporate History & Background

China Executive Education Corp (the “Company”), formerly known as On Demand Heavy Duty, Corp. is a corporation organized under the laws of the State of Nevada.

We were incorporated under the laws of the State of Nevada, U.S. on May 9, 2008, under the name of On Demand Heavy Duty, Corp.  From our inception until our reverse acquisition of Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”) on February 12, 2010, we were in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intended to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America.

On February 12, 2010, we acquired all of the outstanding capital stock of Surmounting Limit Marketing Adviser Limited (“SLM”), a Hong Kong Corporation,  through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company. SLM is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Substantially all of SLM's operations are conducted in China through MYL Business, and through contractual arrangements with several of MYL Business affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. MYL Commercial is a fast-growing executive education company with dominant operation in Shanghai, the commercial center of China, providing comprehensive consulting services such as business administration, marketing strategy, designing of enterprise image, corporate investment and commerce, business conference as well as professional training programs designed to fit the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills.

In connection with the acquisition, the Merger Sub issued 20 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub to the shareholders of SLM, in exchange for all the shares of the capital stock of SLM (the “Share Exchange” or “Merger”). The 20 shares of the common stock of the Merger Sub were converted into approximately 21,560,000 shares of the common stock of the On Demand so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc. (“Holdings”) to certain of its shareholders in exchange for the cancellation of 3,000,000 shares of the Company’s common stock (the “Split Off Transaction”). In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancellation by other shareholders of the Holdings.  Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with the SLM and MYL Business now own securities that in the aggregate represent approximately 98% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with MYL Business controlled the Board of Directors of the Company ten days after the notice pursuant to Rule 14f-1 has been mailed to the shareholders of record.

Consequently, our name was changed from “On Demand Heavy Duty, Corp.” to the Merger Sub’s name “China Executive Education Corp.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, SLM will be treated as the continuing entity for accounting purposes.

On April 9, 2010, Company received approval from FINRA clearing Company’s name change from “On Demand Heavy Duty, Corp.” to “China Executive Education Corp.” in connection with the merger of the Company on February 12, 2010.  According to FINRA’s approval, the name change took effect on April 12, 2010.  Company’s new trading symbol on April 12, 2010 was changed from “ODHD. OB” to “CECX.OB” to effect the name change.

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it had entered into certain exclusive contractual agreements with Hangzhou MYL Commercial on March 25, 2009.  Pursuant to these agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled it to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, we believe that MYL Commercial should be considered as Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Corporate Structure

We conduct our operations in China through MYL Business and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial and its subsidiaries.  The following chart reflects our current organizational structure:

*non-active subsidiaries with no operations.

Competition

We face the competition on two different fronts.  First is from the major Chinese university and business schools.  They provide EMBA program targeting on corporation executives and entrepreneurs.  The most popular EMBA programs available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University, etc.  These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation.  The tuition ranges from RMB 60,000 (approximately USD 9,000) to RMB 568,000 (approximately USD 85,000) for the entire program.  The top business schools enroll 400–600 students annually.  Due to the strict admission requirements, many young and less qualified candidates are turned away.  This increases the market opportunities for Company’s programs.

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

Factors Affecting Our Results of Operation

The increase in our operating results was attributable to a number of factors, which include the strong market demand for quality executive training programs in China, and our effective execution of our business formation plan in Hangzhou and Shanghai.  We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors.  We expect our business will continue its growth in the years to come, and our future growth will depend primarily on the following factors:

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

Network with and Retain More Featured Lecturers

Since Featured Lectures are one of the major revenue generating venues for us, we need to expand business networking and retain more top talent to our lecturer and guest speaker team.  In 2010, we intend to host more Featured Lectures or large session events to attract more enrollments and sell our programs to more clients.

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

Marketing

We market our executive training service directly to business executives.  As of March 31, 2010, we had 220 sales and marketing personnel.  Our sales team generates sales and sales leads through telemarketing campaigns, mass-mailing campaigns, and business referrals.  We also market our training program by organizing or sponsoring business seminars or other social and business events.

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

Pursue strategic acquisitions.  We plan to make strategic acquisitions to expand into other C-level management training segment, which has a large potential client base.  We also seek acquisition opportunities in other major commercial centers to expand our business presence.

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

HIGHLIGHTS OF FISCAL QUARTER ENDED MARCH 31, 2010

For the three months ended March 31, 2010, we have provided our training programs to 1,564 of Chinese business owners and executives. They come from different provinces and from different industries. In addition, we have provided 12 promote seminars to sell our training programs.

For the three months ended March 31, 2010, the gross margin of the Company was 66%. Total operating expenses were approximately $1,882,383, representing 42.34% of our revenues for the period indicated. we reported net income of $752,572 for the quarter ended March 31, 2010. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010 and beyond.

The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China, and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors.

RECENT DEVELOPMENTS

As the number of entrepreneurs and affluent businessmen in China increases, we will continue to expand our network into the commercial cities of China to offer a different variety of business programs that serve their needs. We believe our proprietary business training programs serve a need in the rapidly changing and surging economy of China. Both our client base and sales have experienced continuous growth from month to month since our operation. At the same time, we look forward to collaborating with other education consulting companies to offer more courses to our clients in different regions of China which we believe will continue to lead to a strong increase on the numbers of companies we can serve.

RESULTS OF OPERATIONS

 The results of our operations for the three months ended March 31, 2010 as compared to the prior comparative period are as follows:

	For the three months ended
	March 31, 2010	March 31, 2009
Revenues	$4,445,631	$-
Cost of Sales	1,514,745	-
Gross Profit	2,930,886	-

Selling, general & aministrative expenses	1,882,383	-

Other income (expenses)	238	-

Income before income taxes	1,048,741	-
Provision of income taxes	296,169	-

Net income	752,572	-
Less: net income attributable to non-controlling interest	(17,062)	-
Net income attributable to the company	769,634	-

Foreign currency translation adjustments	1,441	-

Comprehensive income	$771,075	$-

REVENUES, COST OF SALES AND GROSS PROFIT

Revenue

For the three months ended March 31, 2010, we generated revenue of $4,445,631 which represents a 100% increase over the prior comparative period. We started our business since April 2009 and therefore we did not report any sales revenue for the three months ended March 31, 2009.  The following table sets forth the breakdown about our revenue sources for the periods indicated:

	As of
	March 31, 2010	March 31, 2009
Revenue from Proprietary Training Courses	$1,389,386	$-
Revenue from Featured Lectures	3,056,245	-
Total Revenue	$4,445,631	$-

For the three months ended March 31, 2010, we have provided our training programs to 1,564 of Chinese business owners and executives. They come from different provinces and from different industries.  In addition, we have provided 12 promote similar to sell our training programs.

The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China, and our effective execution of our business formation plan in Hangzhou and Shanghai, We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors.

Costs of sales

Cost of sales was approximately $1,514,745 for the three months ended March 31, 2010 which represents a 100% increase as compared to the three months ended March 31, 2009. Cost of sales as a percentage of revenue was 34.0%.

Operating expenses

The following table set forth a breakdown of our operating expenses for the period indicated:

	As of
	March 31, 2010	March 31, 2009
General & administrative expenses	$1,163,282	$-
Selling expenses	719,101	-
Total Operating expenses	$1,882,383	$-

Total operating expenses were approximately $1,882,383 for the three months ended March 31, 2010, representing 42.34% of our revenues for the period indicated.  We did not incur any operating expenses for the three months ended March 31, 2009.

Our selling expense was $719,101 for the three months ended March 31, 2010, representing 38.2 % of the total operating expenses.

Our selling expenses primarily include sales commission paid to outside agents for student recruiting and salaries paid to out-source marketing and sales forces. Our selling expense incurred was in line with our increased sales volume.

We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more comprehensive training courses and target new markets to expand our operations.

General and Administrative Expenses

For the three months ended March 31, 2010, our general and administrative expenses were $1,163,282, representing 61.79% of the total operating expenses as compared to the general and administrative expenses for the three months ended March 31, 2009.

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;

(2) Traveling and entertainment expenses;

(3) Professional fees, such as consulting, audit and legal fees, and

(4) Office spaces rent expenses

(5) Other associated fees.

From time to time, we lease office spaces in Shanghai and Hangzhou in China to conduct our normal business activities, such as business administration, recruiting students, holding the business conferences and providing professional training courses or featured lectures to students.  We also have several rental arrangements which provide residential units to house key employees. These lease agreements are short-term in nature and will expire before October 2012.

Rent expenses for the above rental arrangements total $210,133 for the three months ended March 31, 2010.

We expect that general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance our management’s skills and levels to adapt to the complex business environment because we will be subject to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended March 31, 2010 and 2009, we incurred income taxes of $296,169 and $-0-, respectively.

Net income

As a result of the above factors, we reported net income of $752,572 for the quarter ended March 31, 2010. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010 and beyond.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

	March 31, 2010	December 31, 2009
Period end RMB: US$ exchange rate	6.8259	6.8282
Average RMB: US$ exchange rate	6.8274	6.8341

For the three months ended March 31, 2010, other comprehensive income resulted from the currency translation gain amounted to $1,441.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as borrowings from the members of our management.

Total current assets decreased to approximately $7,548,950 as of March 31, 2010 from $8,155,024 as of ended December 31, 2009.  The primary changes in our current assets during this period were from changes in other receivables.  The increase of other receivables from $1,008,565 as of December 31, 2009 to the amount of $2,748,801 as of March 31, 2010 was due to the increased short-term advances made to certain employees and internal units to ensure student-recruiting are performed in a timely manner.

Total current liabilities as of March 31, 2010 amounted to $3,376,556 as compared to $4,849,558 at December 31, 2009. The decrease in current liabilities was primarily due to decrease in our customer deposits. The decrease of customer deposits by the amount of $787,763 from $3,628,810 at December 31, 2009 to $2,841,047 at March 31, 2010 was primarily due to certain of our training services has been provided and completed and these amounts have been transferred into sales revenue when conditions of revenue recognition have been met.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows results for the quarters ended March 31, 2010 and 2009 respectively is summarized as follows:

	As of March 31
	2010	2009

Cash flow from operating activities	$(2,586,565)	$-
Cash flow from investing activities	$(1,567)	$-
Cash flow from financing activities	$-	$-

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 amounted to $2,586,565, which consists of our net income of $752,572, adds back noncash adjustments of $114,620 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in our other receivables of $1,733,070 which was affected by increased short-term advances made to certain employees and internal units to ensure student-recruiting are performed in a timely manner, increase in our advance to vendors of $254,588 which primarily represents payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers,  as well as a decrease of advance from customers in the amount of $788,985 which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition method.

No cash was provided or used in operating activities in the three months ended March 31, 2009.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2010 amounted to $1567, representing the addition of property and equipment in the same amount into the Company’s fixed assets.

Financing Activities

No cash was provided by or used in financing activities for the three months ended March 31, 2010 and 2009.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of presentation and consolidation

The consolidated financial statements of our Company reflect the principal activities of the following subsidiaries. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Summouting Limited Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Non-controlling interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd., based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605. ASC 605 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10- Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

The Company has relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

● We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

● We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

● We will begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

● We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

● We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None for the period covvered by this report.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 29, 2010, the Company issued 50,000 restricted shares of its common stock to RedChip Companies Inc. for the investor relations service provided pursuant to a joint marketing agreement dated as of March 1, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three-month period ended on March 31, 2010.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of CEO

31.2	Certification of CEO

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA EXECUTIVE EDUCATION CORP.

Date: May 17, 2010	By: /s/ Kaien Liang
Kaien Liang
Chief Executive Officer and Chairman

Date: May 17, 2010	By: /s/ Zhiwei Huang
Zhiwei Huang
Chief Financial Officer