Form 10-KT/A
period 2010-01-01
China Executive Education Corp
filed 2010-08-16
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Documents Incorporated by Reference: None

Explanatory Note

    This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Transition Report on Form 10-K for the transition period from April 30, 2009 to January 1, 2010  (the “Transition Period”) of China Executive Education Corp. (the “Company”) is being filed to amend  Note 7. “ Subsequent Events” pertaining to dividend declared disclosure and  in the same Note 7, related change to the   balance sheet of Surmounting Limit Marketing Adviser Limited (the “SLM”)  presented as part of Pro Forma Condensed Combined Balance Sheets and Statement of Operations in the Transition Report of the Company, filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2010 to correct an error which was inadvertently made on the amount of the retained earnings of the SLM for its fiscal year ended December 31, 2009 distributable as dividend to the former shareholder of the SLM prior to the reverse merger that took place on February 12, 2010. The correct amount of the retained earnings distributable as dividend of the SLM for its fiscal year ended December 31, 2009 is USD $ 2,878,504 , instead of USD $ 1,285,305. Such amount was realized for the fiscal year 2009 prior to the reverse merger.

    Except as described above, no other changes have been made to the Transition Report and this Amendment No. 1 does not amend or update any other information contained in the Transition Report.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 1 to Transition Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

Exhibit Number	Description of Document

23.2	Consent of the Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2010

CHINA EXECUTIVE EDUCATION CORP.

By	/s/ Kaien Liang
Name: Kaien Liang Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

23.2	Consent of the Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CHINA EXECUTIVE EDUCATION CORP.
(FORMERLY On Demand Heavy Duty Corp)
(A Development Stage Company)

Financial Statements

As of December 31, 2009 and for the 9-months from

May 1, 2009 to December 31, 2009

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203 Fort Lee    NJ 07024
P.O. Box 436402    San Ysidro    CA 92143
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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Executive Education Corp.  as of  December 31, 2009 , and the results of their operations and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

/s/ Stan J.H. Lee, CPA
__________________________________

Stan J.H. Lee, CPA
March 28, 2010
August 13, 2010 ( Note 7 – Subsequent Events Updated)
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

a)Basis of Presentation

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

Dividend Declared

On August 13, 2010, directors of SLM decided to amend the resolutions passed on January 30, 2010 increasing the  distribution of a regular cash dividend to sum total of $ 2,878,504  (19,655,000 RMB) from the retained earnings for the fiscal year of 2009 to the then shareholder of the SLM. Revised pro forma financial statement  provided herein as part of  Note 7. – “Subsequent Events”  reflects such change.

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

China Executive Education Corp

Unaudited Pro Forma Condensed Combined Statements of Financial Position

ASSETS	Surmounting Limit Marketing Adviser Limited	On Demand Heavy Duty, Corp.		China Executive Education Corp.
	As of December 31	As of December 31		As of December 31
	2009	2009	Pro Forma	2009
	(Audited)	(Audited)	Adjustments	Pro Forma

CURRENT ASSETS
Cash	$6,381,770	$4,011		$6,385,781
Accounts receivable	33,324			33,324
Prepaid accounts	731,365			731,365
Other current assets ( Deposits and advances)	1,008,565			1,008,565

TOTAL CURRENT ASSETS	8,155,024	4,011		8,159,035

Property and equipment - net of accumulated depreciation of $ 7,134	87,369			87,369
Real property rights held for investment	91,505			91,505

TOTAL OTHER ASSETS	178,874			178,874

TOTAL ASSETS	$8,333,898	$4,011	-	$8,337,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Minority Interest	$(94,955)			$(94,955)
Commitments and Contingencies

CURRENT LIABILITIES
Advance from customers	3,628,810			3,628,810
Accrued wages and benefits	90,419			90,419
Corporation income and business taxes payable	537,541			537,541
Other payables	592,788			592,788
Dividend payable	2,878,504			2,878,504
Loan from director	-	$528	(528)	-
TOTAL CURRENT LIABILITIES	7,728,062	528	(528)	7,728,062

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	87,871	6,510	(6,510)	87,871
Additional paid-in capital		15,390	7,038	22,428
Statutory reserve	358,026			358,026
Retained earnings (Deficit)	253,302	(18,417)	-	234,885
Other comprehensive loss - foreign currency translation	1,591			1,591
	-
TOTAL STOCKHOLDERS' EQUITY	700,791	3,483	528	704,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	8,333,898	$4,011	-	$8,337,909

CHINA EXECUTIVE EDUCATION CORP.
Unaudited Pro Forma Condensed Combined Statements of Operations

	Surmounting Limit Marketing Adviser Limited	On Demand Heavy Duty, Corp.		China Executive Education Corp.
	For the year ended	9-months ended		As of December 31
	Dec 31, 2009	Dec 31, 2009	Pro Forma	2009
	(Audited)	(Audited)	Adjustments	Pro Forma

Revenue	$9,140,166		$	$9,140,166
Less) Tax on operating income	(466,149)			(466,149)

TOTAL NET REVENUE	8,674,017			8,674,017

COST OF REVENUES	2,861,710			2,861,710

GROSS PROFIT	5,812,307			5,812,307
	-			#DIV/0!

OPERATING COSTS
Selling expenses	65,345			65,345
General and administrative expenses	902,629	17,868		920,497
Depreciation expense	7,134			7,134

Total Operating Costs	975,108	17,868		992,976

OPERATING INCOME (LOSS)	4,837,199	(17,868)		4,819,331

OTHER INCOME & (EXPENSES)

Donation for earthquake relief	(146,383)			(146,383)
Non operating expense	(9,140)			(9,140)
Interest income	1,577			1,577

Total Other Income & (Expenses)	(153,946)			(153,946)

NET INCOME BEFORE INCOME TAX & BENEFIT	4,683,253	(17,868)		4,665,385

Current income taxes	(1,193,421)			(1,193,421)
Minority interest, net of taxes	(182,784)			(182,784)

NET INCOME (LOSS)	$3,307,048	$(17,868)		$3,289,180

COMPREHENSIVE LOSS:
Unrealized foreign currency translation income	1,591			1,591

COMPREHENSIVE LOSS	$3,308,639	$(17,868)		$3,290,771

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