Form 10-Q
period 2010-06-30
China Executive Education Corp
filed 2010-08-18
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number: 000-54086

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
 Yes ☐          No ☒

As of August 13, 2010, there were 22,760,200 shares of Common Stock of the Company outstanding.

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

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8282 for its December 31, 2009 audited balance sheet, and $1 = RMB6.7814 for its June 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period.  The conversion rates of $1 = RMB6.8258 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2010, and $1= RMB6.8282 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the fiscal year of 2009; both of which were based on the average currency conversion rate for each respective quarter.

Cautionary Statement Regarding Forward Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, our corporate strategy and operational plans.  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”.

PART I

ITEM 1.   FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

June 30, 2010
(Stated in US dollars)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	5

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND FROM INCEPTION APRIL 23, 2009 TO JUNE 30, 2009 (UNAUDITED)	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8 - 24

CHINA EXECUTIVE EDUCATION CORP.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2010	December 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,692,589	$6,381,770
Restricted cash	294,923	-
Accounts receivable, net of allowance	12,650	33,324
Other receivables	1,886,061	1,008,565
Advances to vendors	915,646	731,365
Total current assets	9,801,869	8,155,024

PROPERTY AND EQUIPMENT, NET	270,350	87,369

OTHER ASSET	-	91,505

TOTAL ASSETS	10,072,219	8,333,898

CURRENT LIABILITIES
Advance from customers	2,788,348	3,628,810
Taxes payable	812,684	537,541
Payroll payable	91,043	90,419
Other payables and accrued liabilities	317,760	592,788
Dividend payable	1,593,199	-
Total current liabilities	5,603,034	4,849,558

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 70,000,000 shares authorized,
22,660,200 shares and 21,560,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	22,660	21,560
Additional paid-in capital	1,390,611	66,311
Statutory reserve	358,026	358,026
Retained earnings	2,895,544	3,131,806
Accumulated other comprehensive income (loss)	(146,295)	1,592
Total stockholders' equity	4,520,545	3,579,295
Non-controlling interest	(51,361)	(94,955)
Total Equity	4,469,185	3,484,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,072,219	$8,333,898

The accompanying notes are an intergral part of these condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30, 2010	From Inception (April 23, 2009) to June 30, 2009	Six months ended June 30, 2010	From Inception (April 23, 2009) to June 30, 2009

Revenues	$4,596,776	$1,874,937	$9,042,408	$1,874,937
Cost of revenue	767,357	908,085	2,282,101	908,085
Gross profit	3,829,420	966,852	6,760,306	966,852

Operating expenses
Selling expenses	654,758	65,265	1,373,859	65,265
General and administrative expenses	744,660	93,918	1,907,942	93,918
Total operating expenses	1,399,418	159,182	3,281,801	159,182

Income from operations	2,430,002	807,670	3,478,505	807,670

Other income (expenses)
Interest income (expenses)	4,713	(13,265)	4,952	(13,265)
Other income (expenses)	95,228	(4,345)	95,228	(4,345)
Total Other income(expenses)	99,941	(17,609)	100,179	(17,609)

Income before income taxes	2,529,943	790,061	3,578,684	790,061

Provision for income taxes	596,269	266,224	892,437	266,224

Net income	1,933,674	523,837	2,686,247	523,837
Less: net income attributable to non-controlling interest	61,067	(274,835)	44,005	(274,835)
Net income attributable to the Company	1,872,607	798,672	2,642,242	798,672

Comprehensive income
Total foreign currency translation gain (loss)	(149,328)	252	(147,887)	252
Less: foreign currency translation gain attributable to non-controlling interest	(336)	(64)	(411)	(64)
Foreign currency translation gain (loss) attributable
to common stockholders	(149,664)	188	(148,298)	188

Comprehensive income attributable to the Company	$1,722,943	$798,860	$2,493,944	$798,860

Basic and diluted income per common share	$0.09	$0.02	$0.12	$0.02

Basic and diluted weighted average common shares outstanding	22,199,160	21,560,000	22,119,691	21,560,000

Cash dividends per common share	$0.06	$-	$0.06	$-

The accompanying notes are an intergral part of these condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the six months ended June 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,686,247	$523,837
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,607	61
Stock issued for services	105,000	-
Changes in assets and liabilities
(Increase) decrease in -
Restricted cash	(293,008)
Accounts receivable	20,768	-
Other receivables	(864,154)	(352,662)
Advances for vendor	(178,075)	-
Increase (decrease) in -
Advance from customers	(859,864)	1,962,191
Payroll Payable	-	5,591
Taxes payable	266,515	392,645
Other payables and accrued liabilities	(264,581)	469,627
Net cash provided by operating activities	640,456	3,001,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(202,800)	(3,305)
Net cash used in investing activities	(202,800)	(3,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contributions	-	87,808
Dividend paid	(1,285,305)	-
Proceeds from issuance of commom stock under a private placement	1,220,400	-
Net cash provided by (used in) financing activities	(64,905)	87,808

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(61,932)	1,097

NET INCREASE IN CASH & CASH EQUIVALENTS	310,819	3,086,890

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,692,589	$3,086,890

Supplemental disclosures of cash flow information:
Income tax paid	$702,812	$-
Interest paid	$-	$-

Non-cash investing and financing activities
Common stock issued for services	$105,000	$-
Dividend declared	$2,878,504	$-

The accompanying notes are an intergral part of these condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1.   ORGANIZATION

China Executive Education Corp (the “Company”), formerly known as On Demand Heavy Duty Corp, is a corporation organized under the laws of the State of Nevada.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1.   ORGANIZATION (continued)

As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc. (“Holdings”) to certain of its shareholders in exchange for the cancellation of  3,000,000 shares of the Company’s common stock (the “Split Off Transaction”). In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancelation by other shareholders of Holdings. Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with the SLM and MYL Business now own securities that in the aggregate represent approximately 98% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with MYL Business controlled the Board of Directors.

Consequently, the Company’s name was changed from “On Demand Heavy Duty Corp.” to the Merger Sub’s name “China Executive Education Corp.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, SLM will be treated as the continuing entity for accounting purposes.  SLM did not commence business operations until April 2009.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1.   ORGANIZATION (continued)

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it had entered into certain exclusive contractual agreements with Hangzhou MYL Commercial Services Co., Ltd.  (“MYL Commercial”), a company incorporated in Hangzhou City, Zhejiang Province, People’s Republic of China (“PRC”) on March 25, 2009.  Pursuant to these agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled it to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, the Company believes that MYL Commercial should be considered as Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Note 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full years.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 2.   BASIS OF PRESENTATION (continued)

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-controlling interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd., based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value of financial instruments

ASC 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, advance to vendors, accounts payable and other accrued expenses, and advances from customers approximate their fair market value based on the short-term maturity of these instruments. The Company does not have any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable consists of balances due from the enterprises for the education services provided. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  The Company determined that no allowance was considered necessary at June 30, 2010 and December 31, 2009.

Advances to vendors

Advances to vendors consist of payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers.  Featured lectures are generally provided to students within six to nine months after the advanced have been made.  Such advances are expensed through cost of revenue as the speeches are performed. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Advances to vendors as of June 30, 2010 and December 31, 2009 amounted to $915,646 and $731,365, respectively.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the six months ended June 30, 2010 and 2009.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2010.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	June 30, 2010	June 30, 2009
Period end RMB: US$ exchange rate	6.7814	6.8307
Six months average RMB: US$ exchange rate	6.8258	6.8331

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income

 In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months ended June 30, 2010 and 2009 were net income and the foreign currency translation adjustment.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Recent accounting pronouncements

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 4. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions.  The Company has a short-term contract with a local hotel to guarantee the Company to book hotel rooms or conference rooms for educational training purposes. Pursuant to the contract terms, the Company is required to maintain certain deposits, as restricted cash, with PRC bank, up to one year. Restricted cash amounted to $294,923 and $-0- as of June 30, 2010 and December 31, 2009, respectively.

Note 5. OTHER RECEIVABLES

Other receivables represent a short-term contract deposit with a local hotel in order for the Company to book hotel rooms or conference rooms at favorable rates to hold various meetings or provide training courses to students. Other receivables also include short-term advances made to certain managers, employees and internal units for business marketing and recruiting purposes. Such advances will be expensed as general and administrative costs as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of June 30, 2010, no allowance for the uncollectible amounts was deemed necessary. The following table summarizes the balance of other receivables as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Marketing and recruiting advances	$1,443,674	$466,414
Contract deposit	442,387	542,151

Total	$1,886,061	$1,008,565

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 6. PROPERTY, PLANT AND EQUIPMENTS

As of June 30, 2010 and December 31, 2009, the detail of property, plant and equipments was as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Buildings	$92,137	-
Computer electronics equipments	48,843	39,170
Other equipments	110,683	8,042
Leasehold improvements	48,054	47,291

Sub-total	299,717	94,503
Less: accumulated depreciation	(29,367)	(7,134)

Property, plant and equipment, net	$270,350	$87,369

Depreciation expense for the three and six months ended June 30, 2010 was $11,974, and 21,067, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $61.

Note 7. ADVANCE FROM CUSTOMERS

Advance from customers represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Advance from customers is refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized. As of June 30, 2010 and December 31, 2009, the balance of advance from customers totaled $ 2,788,348 and $3,628,810, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 8. TAXES

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

(b) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the six months ended June 30, 2010 and 2009, the Company incurred income taxes of $892,437 and $266,224, respectively.

 (c) Taxes payable

As of June 30, 2010 and December 31, 2009, taxes payable consisted of the following:

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Corproration income tax	$597,643	$403,989
Business tax	193,460	124,452
Other tax and fees	21,581	9,100

Total tax payable	$812,684	$537,541

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 9.  STOCKHOLDERS’ EQUITY

(a)	Common stock
Prior to the Share Exchange, the Company had 6,510,000 shares of common stock issued and outstanding at $.001 per share.

Before the closing of the Share Exchange transaction, the Company retired 3,000,000 shares of common stock in connection with the spin-off of the Company’s subsidiary, On Demand Heavy Duty Holdings, Inc. In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancelation by other shareholders of Holdings. In connection with the Share Exchange consummated on February 12, 2010, the Company issued 21,560,000 shares of its common stock to SLM shareholder, so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

On March 29, 2010, the Company issued 50,000 common shares to a consulting firm for services rendered and recorded the fair value of $105,000 at the grant date.

On June 8, 2010, the Board of Directors of the Company, after careful consideration of the Company’s need for financing, the available alternatives to the Company to obtain that financing, and such other matters as it considered appropriate, decided to issue, on a private placement basis, a total of 610,200 shares of its common stock, par value of $0.001 at a selling price of $2.00 per share to a total of 60 authorized individuals. The Company raised $1,220,400 in total proceeds as a result of this issuance. The transactions took place under Regulation S.  (“Rules governing offers and sales outside the United States without registration under the Securities Act of 1933”), which only requires the buyers to be foreign nationals and the transactions are conducted overseas.  The investors do not have to be accredited.

As of June 30, 2010, there were a total of 22,660,200 shares of the Company’s common stock issued and outstanding.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 9.  STOCKHOLDERS’ EQUITY (continued)

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of June 30, 2010, the balance of statutory surplus reserve was $358,026.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the six months ended June 30, 2010.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 10.  DIVIDEND PAYMENT

On January 30, 2010, the Company’s Board adopted a resolution, which was subsequently amended on August 13, 2010, to declare a dividend payment of RMB 21,325,000 (approximate to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island.

Pursuant to the above mentioned Board Resolutions, on June 17, 2010, the Company paid dividends of RMB 8,787,500 (approximately $1,285,305) in cash to Magic Dream Enterprises Ltd. after 5% of dividend tax being paid to relevant Chinese tax authority.  The remaining balance of the dividends declared is expected to be paid in the third quarter of 2010.

The Company has not declared or paid dividends in the past and may choose to make additional distribution in the future. Any decision as to the payment of dividends will depend on the available earnings, the capital requirements of our Company, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

Note 11. COMMITMENTS AND CONTINGENCIES

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

Rent expenses for the above rental arrangements total $181,036 and $391,169 for the three and six months ended June 30, 2010, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 11. COMMITMENTS AND CONTINGENCIES (continued)

The minimum obligations under such commitments (unless otherwise stated) for the years ended December until their expiration are summarized below:

2010	$360,329
2011	592,353
2012	29,363

Total	$1,164,395

NOTE 12.  WEIGHTED AVERAGE NUMBER OF SHARES

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

China Executive Education Corp. is referred to herein as “we”, “us”, “our”, or the “Company.”  You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements.

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

COMPANY OVERVIEW

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

Our open-enrollment training programs include our proprietary training courses and featured lectures. Our proprietary training courses include one package of 7 courses for CEO and C-Level managers, as well as 21 leadership and personal development courses, which are on the topics of management skills, negotiation skills, leadership skills and public speaking skills, among other topics. Featured Lectures are delivered by world masters invited by us. Those world masters are experts or well-known speakers in each of their respective fields. Lectures are delivered to a large audience. MYL Business’s network of speaking professionals is a leading platform in China at inspiring audiences to new levels of motivation and commitment.

Since the formal launching of our operation in April 2009, our client base and sales revenue have increased. We have provided our training programs to approximately 2,874 of Chinese business owners and executives. They come from different provinces and from diverse industries. Some of our top corporate clients have millions of dollars in sales, such as Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort, and Shenzhen Baoan Fenda Industrial Co., Ltd.

As of June 30, 2010 and December 31, 2009, we have generated sales revenue of RMB67.6 million (equivalent to USD 9.04 million) and RMB 62.44 million (equivalent to USD 9.14 million), respectively.  Our net income for the above periods was approximately $2.69 million and $3.31 million, respectively.

Management plans to continue the execution of our business expansion strategy that will result in increased market penetration of our educational services and expanded revenue growth in our 2010 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing activities, strengthening our sales force and solidifying our client network.

Corporate History & Background

China Executive Education Corp., formerly known as On Demand Heavy Duty, Corp., is a corporation organized under the laws of the State of Nevada.

We were incorporated under the laws of the State of Nevada on May 9, 2008, under the name, On Demand Heavy Duty, Corp.  From our inception until our reverse acquisition of Surmounting Limit Marketing Adviser Limited, a Hong Kong corporation (“SLM”) on February 12, 2010, we were in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intended to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America.

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

In connection with the acquisition, the Merger Sub issued 20 shares of the common stock of the Merger Sub, which constituted no more than 10% ownership interest in the Merger Sub to the shareholders of SLM, in exchange for all the shares of the capital stock of SLM (the “Share Exchange” or “Merger”). The 20 shares of the common stock of the Merger Sub were converted into approximately 21,560,000 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of SLM own approximately 98% of the common stock of the Company.

As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc. (“Holdings”), to certain of its shareholders in exchange for the cancellation of 3,000,000 shares of the Company’s common stock (the “Split Off Transaction”). Following the Merger and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with the SLM and MYL Business now own securities that in the aggregate represent approximately 98% of the equity in the Company. In connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions, and new directors and officers affiliated with MYL Business controlled the Board of Directors of the Company.

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

On April 9, 2010, Company received approval from FINRA clearing Company’s name change from “On Demand Heavy Duty, Corp.” to “China Executive Education Corp.” in connection with the Merger on February 12, 2010.  According to FINRA’s approval, the name change took effect on April 12, 2010.  The Company’s new trading symbol on April 12, 2010 was changed from “ODHD. OB” to “CECX.OB” to effect the name change.

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it entered into certain exclusive contractual agreements with Hangzhou MYL Commercial on March 25, 2009.  Pursuant to these agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled it to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, we believe that MYL Commercial should be considered a Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Corporate Structure

We conduct our operations in China through MYL Business and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial and its subsidiaries.  The following chart reflects our current organizational structure:

*non-active subsidiaries with no operations.

Our Industry

We operate in China’s professional training industry, which is one of the fastest growing sectors in China’s education industry. According to the China Education Yearbook, China’s total educational expenditures were approximately RMB 214.8 billion in 2007 (approximately $178.6 billion), representing a compound annual growth rate, or CAGR, of approximately 15.4%, since 2000. The school system run by the State and local government accounts for over 60% of the funding and expenditure.

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

China’s professional training industry has also been further divided in more sub-segments, such as career development training, foreign language training, technique and skills training and executive training. As Chinese companies and working force confront competition in the global market, the need for steady improvement of the skills and efficiency on different levels will stimulate continuing growth and demand for specialized professional education services in different fields.

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

(3)
Fragmented market. Because low entry barrier, now there are thousands of executive training providers in China. There is no dominant player in the national market yet. According to the study conducted by China Investment & Industry Research Center, there were more than 70,000 training companies nationwide, of which more than 10,000 located in Beijing and Shanghai.  However, few of them have generated RMB 10 million or more of sales revenue annually.

Competition

We face competition on two different fronts.  First is from the major Chinese university and business schools.  They provide EMBA program targeting on corporation executives and entrepreneurs.  The most popular EMBA programs available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University.  These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation.  The tuition ranges from RMB 60,000 (approximately USD 9,000) to RMB 568,000 (approximately USD 85,000) for the entire program.  The top business schools enroll 400–600 students annually.  Due to the strict admission requirements, many young and less qualified candidates are turned away.  This increases market opportunities for Company’s programs.

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

Mr. Kaien Liang, our Chairman and the controlling shareholder of MYL, is of the author of the books Who Is The Next Magic? and Never Say Impossible, of which thousands of copies have been sold.  Meanwhile, Mr. Pokai Hsu, our Chief Operating Director, is the author of How to be No.1 in China.

Marketing

We market our executive training service directly to business executives. As of June 30, 2010, we had 282 sales and marketing personnel. Our sales team generates sales and sales leads through telemarketing campaigns, mass-mailing campaigns and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events.

We will further increase the size of our sales and marketing team as we continue to grow our business and add more training programs.

Employees

As of June 30, 2010, MYL Business had around 342 full-time employees, including 10 in research and development, 18 in the administration and human resources departments, 8 in the financial department, 7 in the customer service department, 17 in the network department and 282 in sales and marketing.

Growth Strategy

We intend to grow our business by pursuing the following:

Increase our market coverage. We expect to increase our market coverage through extensive telemarketing campaigns and mass mailings. We also intend to establish and expand our sales agent network in inland provinces of China. We believe there are undiscovered opportunities there.

Expand course offerings. We intend to expand our executive training program by adding more courses, such as Effective Corporation Finance Management, Strategic Investment and Capital Market Operation. We also intend to add our course offerings to the second generation of the affluent families.

Pursue strategic acquisitions. We intend to make strategic acquisitions to expand into other C-level management training segment, which has a large potential client base. We will also seek acquisition opportunities in other major commercial centers to expand our business presence.

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

Recent Developments

As the number of entrepreneurs and affluent businessmen in China increases, we will continue to expand our network into the commercial cities of China to offer a different variety of business programs that serve their needs. We believe our proprietary business training programs serve a need in the rapidly changing and surging economy of China. Both our client base and sales have experienced continuous growth from month to month since our inception. At the same time, we look forward to collaborating with other education consulting companies to offer more courses to our clients in different regions of China, which we believe will continue to lead to a strong increase in the numbers of companies we can serve.

Highlights of Fiscal Quarter Ended June 30, 2010

For the six months ended June 30, 2010, we have provided our training programs to approximately 2,741 of Chinese business owners and executives. They come from different provinces and from different industries.

For the six months ended June 30, 2010, the gross margin of the Company was 75%. Total operating expenses were approximately $3,281,801 for the six months ended June 30, 2010, representing 36.29% of our revenues for the period indicated. We reported net income of $ 2,686,247 for the six months ended June 30, 2010. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010 and beyond.

The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors.

Basis of Presentation and Consolidation

The consolidated financial statements of our Company reflect the principal activities of the following subsidiaries. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Summouting Limited Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

Our consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

DISSCUSSION OF OPERATION RESULTS

Three months ended June 30, 2010 vs. three months ended June 30, 2009

The results of our operations for the three months ended June 30, 2010 as compared to the prior comparative period are as follows:

	For The Three Months Ended June 30, 2010	From inception (April 23, 2009) to June 30, 2009

Revenues	$4,596,776	$1,874,937
Cost of revenue	767,357	908,085
Gross profit	3,829,420	966,852

Operating expenses
Selling expenses	654,758	65,265
General and administrative expenses	744,660	93,918
Total operating expenses	1,399,418	159,182

Income from operations	2,430,002	807,670

Other income (expenses)
Interest income (expenses)	4,713	(13,265)
Other income (expenses)	95,228	(4,345)
Total Other income(expenses)	99,941	(17,609)

Income before income taxes	2,529,943	790,061

Provision for income taxes	596,269	266,224

Net income	1,933,674	523,837
Less: net income attributable to non-controlling interest	61,067	(274,835)
Net income attributable to the Company	1,872,607	798,672

Comprehensive income
Total foreign currency translation gain (loss)	(149,328)	252
Less: foreign currency translation gain attributable to non-controlling interest	(336)	(64)
Foreign currency translation gain (loss) attributable to common stockholders	(149,664)	188

Comprehensive income attributable to the Company	$1,722,943	$798,860

Basic and diluted income per common share	$0.09	$0.02

Basic and diluted weighted average common shares outstanding	22,199,160	21,560,000

Cash dividends per common share	$0.06	$-

Revenue

For the three months ended June 30, 2010, the revenue increased by $2,721,839 or 145.17% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in the sales revenue was due to the following reasons: (1) during the three months ended June 30, 2009, we just started our business on April 23, 2009 and only had 11 training courses to be provided to students, which limited our sales point or opportunities, (2) during the three months ended June 30, 2010, our Company became a public company and has earned greater brand image, and more than 22 courses have been designed and arranged to be provided to students, which increased our sales opportunities, (3) during the three months ended June 30, 2010, our Company has expanded its business operations in both Hangzhou and Shanghai, more than 1,177 students have attended our training courses or featured lectures, and we have initiated more than 10 promotion seminars to sell our training programs, and (4) more marketing and sales efforts as well as advertising have been performed during the three months ended June 30, 2010 as compared to the same period of 2009.

The following table sets forth the breakdown of our revenue sources for the periods indicated:

	For the three months ended
	June 30, 2010	June 30, 2009
Revenue from Proprietary Training Courses	$1,681,498	$1,274,235
Revenue from Featured Lectures	2,915,278	600,702
Total Revenue	$4,596,776	$1,874,937

Costs of sales

Cost of sales was decreased by $140,728 or 15.5% from $908,085 at June 30, 2009 as compared to $767,357 at June 30, 2010. This was because in the same period of 2009, our Company just started its business with pretty low brand name and lower market coverage at that time and more costs of sales was required to generate lower amount of sales revenue especially direct labor costs associated with business startup, student recruiting, as well as office and training space arrangement costs.  However, for the three months ended June 30, 2010, our company has already established its brand name and expanded its market coverage, as well as increased its work efficiency, accordingly, costs of sales decreased as compared to the same period of 2009.

Operating expenses

The following table sets forth a breakdown of our operating expenses for the periods indicated:

	For the three months ended
	June 30, 2010	June 30, 2009
General and Administrative Expenses	$744,660	$93,918
Selling Expenses	654,758	65,265
Total Operating Expenses	$1,399,418	$159,183

Total operating expenses were $1,399,418 for the three months ended June 30, 2010, representing a representing a 779.1%, or $1.24 million increase as compared to operating expenses of $159,183 for the three months ended June 30, 2009. The increase in our operating expenses for the three months ended June 30, 2010 as compared to the same period of 2009 was attributable to the following reasons: (1) The increases in advertising and marketing costs of $.58 million as we expanded our business and therefore were required to pay more consulting expenses to several outside companies who introduced or helped recruit students for us, as well as to pay for a labor lease to an outside company to lease certain marketing and sales representatives to conduct our business.  For the same period of 2009, we just started our business and did not incurred such expenses, and the only selling expense incurred during that period of time was advertising expense.  (2) General administrative expense increased $0.65 million primarily due to increased rent expense for hotels and conference room arrangement and consulting expense related to the our going public and up-listing efforts.  We also lease training centers or conference rooms or residential apartment for certain management members in Shanghai in order to conduct our business activities. In addition, our consulting expenses increased because we had to pay more legal and accounting expenses to attorneys, auditors as well as some other consultants in the United States after we became a public company in February 2010. As a result of the above mentioned reasons, our selling and general and adminstrative expenses increased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

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
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office spaces rent expenses; and
(5) Other associated fees.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance our management’s skills and levels to adapt to the complex business environment because we will be subject to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Other income (expenses)

Other income primarily consists of interest income (expense) and government subsidy income or tax refund from relevant tax authority. For the three months ended June 30, 2010, we reported other income of $99,941, which included a tax refund made to us by Hangzhou local tax authority in the amount of $95,228 and interest income of $4,713. For the three months ended June 30, 2009, we reported other expenses of $17,609 which primarily consisted of interest expense paid to PRC banks. Other income (expenses) increased $117,550 for the three months ended June 30, 2010 as compared to the prior comparative period.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended June 30, 2010 and 2009, we incurred income taxes of $596,269 and $266,224, respectively.

Net income

As a result of the above factors, we reported net income of $ 1,933,674 for the three months ended June 30, 2010, as compared to net income of $523,837 for the three months ended June 30, 2009. Net income increased by $1.4 million or 269.1% for the three months ended June 30, 2010. The increase in our net income was primarily attributable to the increase in our sales revenue and decrease in our costs of sales as discussed above.  We expect to experience the ongoing positive trend in our financial performance through fiscal year 2010 and beyond.

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

For the three months ended June 30, 2010, other comprehensive income resulted from the currency translation loss amounted to $149,328.  For the three months ended June 30, 2009, other comprehensive income resulted from the currency translation gain of $252.

Six months ended June 30, 2010 vs. six months ended June 30, 2009

The results of our operations for the six months ended June 30, 2010 as compared to the prior comparative period are as follows:

	For The Six Months Ended June 30, 2010	From inception (April 23, 2009) to June 30, 2009

Revenues	$9,042,408	$1,874,937
Cost of revenue	2,282,101	908,085
Gross profit	6,760,306	966,852

Operating expenses
Selling expenses	1,373,859	65,265
General and administrative expenses	1,907,942	93,918
Total operating expenses	3,281,801	159,182

Income from operations	3,478,505	807,670

Other income (expenses)
Interest income (expenses)	4,952	(13,265)
Other income (expenses)	95,228	(4,345)
Total Other income(expenses)	100,179	(17,609)

Income before income taxes	3,578,684	790,061

Provision for income taxes	892,437	266,224

Net income	2,686,247	523,837
Less: net income attributable to non-controlling interest	44,005	(274,835)
Net income attributable to the Company	2,642,242	798,672

Comprehensive income
Total foreign currency translation gain (loss)	(147,887)	252
Less: foreign currency translation gain attributable to non-controlling interest	(411)	(64)
Foreign currency translation gain (loss) attributable to common stockholders	(148,298)	188
Comprehensive income attributable to the Company	$2,493,944	$798,860

Basic and diluted income per common share	$0.12	$0.02

Basic and diluted weighted average common shares outstanding	22,119,691	21,560,000

Cash dividends per common share	$0.06	$-

Revenue

For the six months ended June 30, 2010, the revenue increased by $7.1 million or 382% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in the sales revenue was due to the following reasons: (1) during the six months ended June 30, 2009, we just started our business on April 23, 2009 and only had 11 training courses to be provided to students, which limited our sales point or opportunities. Our actual operating period only included three months period rather than six months period as compared to that of 2010, (2) during the six months ended June 30, 2010, our Company became a public company and has earned greater brand image, and more than 22 courses have been designed and arranged to be provided to students, which increased our sales opportunities, (3) during the six months ended June 30, 2010, our Company has expanded its business operations in both Hangzhou and Shanghai, more than 2,741 students have attended our training courses or featured lectures, and we have initiated more than 22 promotion seminars to sell our training programs, and (4) more marketing and sales efforts as well as advertising have been performed during the six months ended June 30, 2010 as compared to the same period of 2009.

The following table sets forth the breakdown of our revenue sources for the periods indicated:
	For the six months ended
	June 30, 2010	June 30, 2009
Revenue from Proprietary Training Courses	$3,915,450	$1,274,235
Revenue from Featured Lectures	5,126,958	600,702
Total Revenue	$9,042,408	$1,874,937

Costs of sales

For the six months ended June 30, 2010, our cost of sales increased by $1,374,016 or 151% as compared to the prior comparative period. The increase in our costs of sales was primarily due to our increased sales revenue. The increase in our costs of sales was also affected by the fact that we just started our business in April 2009 and only three months period was actually included in the prior comparative period as compared to the six months ended June 30, 2010 .

Operating expenses

The following table sets forth a breakdown of our operating expenses for the periods indicated:

	For the six months ended
	June 30, 2010	June 30, 2009
General and Administrative Expenses	$1,907,942	$93,918
Selling Expenses	1,373,859	65,265
Total Operating Expenses	$3,281,801	$159,183

Total operating expenses were $3,281,801 for the six months ended June 30, 2010, representing a representing a 1,962%, or $3.1 million increase as compared to operating expenses of $159,183 for the six months ended June 30, 2009. The increase in our operating expenses for the six months ended June 30, 2010 as compared to the same period of 2009 was attributable to the following reasons: (1) The increases in advertising and marketing costs of $1.3 million as we expanded our business and therefore were required to pay more consulting expenses to several outside companies who introduced or helped recruit students for us, as well as to pay for a lease to an outside company to lease certain marketing and sales representatives to conduct our business.  For the same period of 2009, we just started our business and did not incurred such expenses, and the only selling expense incurred during that period of time was advertising expense.  (2) General administrative expense increased $1.8 million primarily due to increased rent expense for hotels and conference room arrangement and consulting expense related to the our going public and up-listing efforts.  We also lease training centers or conference rooms or residential apartment for certain management members in Shanghai in order to conduct our business activities. In addition, our consulting expenses increased because we had to pay more legal and accounting expenses to attorneys, auditors as well as some other consultants in the United States after we became a public company in February 2010.

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
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office spaces rent expenses; and
(5) Other associated fees.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance our management’s skills and levels to adapt to the complex business environment because we will be subject to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Other income (expenses)

Other income primarily consists of interest income (expense) and government subsidy income or tax refund from relevant tax authority. For the six months ended June 30, 2010, we reported other income of $100,179, including a tax refund made to us by Hangzhou local tax authority in the amount of $95,228 and interest income of $4,952.  For the six months ended June 30, 2009, we reported other expenses of $17,609 which primarily consisted of interest expense paid to PRC banks. Other income (expenses) increased $117,788 for the six months ended June 30, 2010 as compared to the prior comparative period.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the six months ended June 30, 2010 and 2009, we incurred income taxes of $892,437 and $266,224, respectively.

Net income

As a result of the above factors, we reported net income of $ 2,686,247 for the six months ended June 30, 2010, as compared to net income of $523,837 for the six months ended June 30, 2009. Net income increased by $2.16 million or 412.8% for the six months ended June 30, 2010. The increase in our net income was primarily attributable to the increase in our sales revenue as discussed above.  We expect to experience the ongoing positive trend in our financial performance through fiscal year 2010 and beyond.

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

For the six months ended June 30, 2010, other comprehensive income resulted from the currency translation loss amounted to $148,887.  For the six months ended June 30, 2009, other comprehensive income resulted from the currency translation gain amounted to $252.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as borrowings from the members of our management.

Total current assets increased by $1,646,845 from $8,155,024 as of December 31, 2009 to $9,801,869 as of June 30, 2010.  The primary changes in our current assets during this period were from changes in cash and other receivables.  The increase in our cash from $6,381,770 at December 31, 2009 to $6,987,512 at June 30, 2010 was because our increased sales and rapid collection made more cash to be available and used in our operations. The increase of other receivables from $1,008,565 as of December 31, 2009 to the amount of $1,886,061 as of June 30, 2010 was due to the increased short-term advances made to certain employees and internal units to ensure sales and marketing activities as well as student-recruiting were performed in a timely manner.

Total current liabilities as of June 30, 2010 amounted to $5,603,034 as compared to $4,849,558 at December 31, 2009. The increase in current liabilities was primarily because,  on January 30, 2010, our Board of Directors adopted a resolution, which was subsequently amended on August 13, 2010, to declare dividends in the total amount of RMB 21,325,000 (equivalent to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM received to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island.  Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 8,787,500 (approximately $1,285,305) in cash to Magic Dream Enterprises Ltd. after 5% of dividend tax being paid to relevant Chinese tax authority.  The remaining balance of the dividends declared is recorded as dividend payable and it expected to be paid in the third quarter of 2010.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

DISSCUSSION OF CASH FLOWS

Comparison of cash flows results for the six months ended June 30, 2010 and 2009 respectively is summarized as follows:

	For the six months ended June 30
	2010	2009
Cash flow from operating activities	$640,456	$3,001,291
Cash flow from investing activities	$(202,800)	$(3,305)
Cash flow from financing activities	$(64,905)	$87,808

Operating Activities

Net cash from in operating activities during the six months ended June 30, 2010 amounted to $640,456, which consists of our net income of $2,686,247, adds back noncash adjustments of $126,607 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in our other receivables of $864,154.  The increase was due to increased short-term advances made to certain employees and internal units to ensure the recruitment of students was performed in a timely manner; an increase in our advance to vendors of $178,075, which primarily represents payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers;  as well as a decrease of advance from customers in the amount of $859,864 which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition method.

Net cash provided by operating activities decreased by $2.36 million or 368.6% for the six months ended June 30, 2010 as compared to the prior comparative period.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2010 amounted to $202,800, representing the addition of a building as well as some equipment into our Company’s fixed assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 amounted to $64,905, including a dividend payment of $1,285,305 and proceeds from issuance of common shares under a private placement of $1,220,400.  On January 30, 2010, our Board of Directors adopted a resolution, which was subsequently amended on August 13, 2010, to declare dividends in the total amount of RMB 21,325,000 (equivalent to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM received to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island.  Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 8,787,500 (approximately $1,285,305) in cash to Magic Dream Enterprises Ltd. after 5% of dividend tax being paid to relevant Chinese tax authority.  The remaining balance of the dividends declared is recorded as dividend payable and it expected to be paid in the third quarter of 2010.

On June 8, 2010, the Board, after careful consideration of the Company’s need for financing, the available alternatives to the Company to obtain that financing, and such other matters as it considered appropriate, decided to issue, on a private placement basis, a total of 610,200 shares of its common stock, at a selling price of $2.00 per share to a total of 60 authorized individuals. The Company raised $1,220,400 in total proceeds as a result of this issuance.

 Net cash provided by financing activities amounted to $87,808, for the six months ended June 30, 2009, which represented capital contribution by our shareholders.

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

Critical Accounting Policies

See “ Note 3. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 3. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principals (“U.S. GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

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

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 30, 2010, the Company entered into a Securities Purchase Agreement with certain foreign investors relating to the issuance and sale of up to an aggregate of 610,200 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), in a private placement transaction (the “Private Placement”) pursuant to Section 4(2) of the Securities Act and Regulation S promulgated thereunder.  The Company sold an aggregate of 610,200 Shares in the Private Placement at a price of $2.00 per Share.  The aggregate gross proceeds received by the Company in the Private Placement was $1,220,400.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three-month period ended on June 30, 2010.

ITEM 4.   [REMOVED AND RESERVED.]

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA EXECUTIVE EDUCATION CORP.

Date: August 18, 2010	By: /s/ Kaien Liang
Kaien Liang
Chief Executive Officer and Chairman

Date: August 18, 2010	By: /s/ Zhiwei Huang
Zhiwei Huang
Chief Financial Officer