Form 10-Q
period 2010-09-30
China Executive Education Corp
filed 2010-11-12
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
OR

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

571-8880-8109
(Registrant’s Telephone Number, Including Area Code)

 N/A
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
 Yes ☐          No ☒

As of November 10, 2010, the Company had 22,760,200 shares of common stock outstanding.

 i

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

•	“We,” “us,” “our” and the “Company” refer to China Executive Education Corp. and its subsidiaries;

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

•
“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8282 for its December 31, 2009 audited balance sheet, and $1 = RMB 6.6912 for its September 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period.  The conversion rates of $1 = RMB 6.8068 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third fiscal quarter of 2010, and $1= RMB6.8282 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the fiscal year of 2009; both of which were based on the average currency conversion rate for each respective quarter.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors.”

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

TABLE OF CONTENTS

September 30, 2010
(Stated in US dollars)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009	1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND FROM INCEPTION (APRIL 23, 2009) TO SEPTEMBER 30, 2009	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4 - 20

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$7,027,507	$6,381,770
Restricted cash	298,902	-
Accounts receivable, net	55,543	33,324
Other current assets	1,836,858	1,008,565
Advances to vendors	370,265	731,365
Total current assets	9,589,075	8,155,024

PROPERTY AND EQUIPMENT, NET	260,332	178,874

TOTAL ASSETS	9,849,407	8,333,898

CURRENT LIABILITIES
Accounts payable	17,124	-
Advance from customers	2,405,687	3,628,810
Taxes payable	1,342,424	537,541
Payroll payable	92,272	90,419
Other payables and accrued liabilities	15,814	592,788
Total current liabilities	3,873,321	4,849,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 70,000,000 shares authorized,
22,760,200 shares and 21,560,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	22,760	21,560
Additional paid-in capital	1,590,511	66,311
Statutory reserve	358,026	358,026
Retained earnings	4,132,815	3,131,806
Accumulated other comprehensive income (loss)	(154,803)	1,592
Total stockholders' equity	5,949,309	3,579,295
Non-controlling interest	26,777	(94,955)
Total Equity	5,976,086	3,484,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,849,407	$8,333,898

The accompanying notes are an integral part to the condensed consolidated financial statements

 CHINA EXECUTIVE EDUCATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months ended September 30,		Nine month ended September 30,	From inception (April 23, 2009) to September 30,
	2010	2009	2010	2009

Revenues	$6,486,065	$3,672,548	$15,528,473	$5,547,485
Cost of revenue	2,239,353	1,084,485	4,521,454	1,992,570
Gross profit	4,246,712	2,588,063	11,007,019	3,554,915

Operating expenses
Selling expenses	1,034,295	29,426	2,408,154	94,691
General and administrative expenses	1,091,981	354,761	2,999,923	448,678
Total operating expenses	2,126,276	384,187	5,408,077	543,369

Income from operations	2,120,436	2,203,876	5,598,942	3,011,546

Other income (expenses)
Interest income (expenses)	(1,550)	(1,486)	3,402	(14,751)
Other income (expenses)	(287,537)	(146,755)	(192,309)	(151,099)
Total other income (expenses)	(289,087)	(148,241)	(188,907)	(165,850)

Income before income taxes	1,831,349	2,055,635	5,410,035	2,845,696

Provision for income taxes	516,465	523,288	1,408,903	789,512

Net income	1,314,884	1,532,347	4,001,132	2,056,184
Less: net income attributable to non-controlling interest	77,613	(8,243)	121,619	(283,078)
Net income attributable to the Company	1,237,271	1,540,590	3,879,513	2,339,262

Comprehensive income
Total foreign currency translation gain (loss)	(84,918)	1,939	(162,950)	2,191
Less: foreign currency translation gain attributable
to non-controlling interest	(7,736)	168	(8,147)	104
Foreign currency translation gain (loss) attributable
to common stockholders	(92,654)	2,107	(154,803)	2,087

Comprehensive income attributable to the Company	$1,144,617	$1,542,697	$3,724,710	$2,341,349

Basic and diluted income per common share	$0.06	$0.07	$0.18	$0.10

Basic and diluted weighted average common shares outstanding	22,736,024	21,560,000	22,246,996	21,560,000

Cash dividends per common share	$0.07	$-	$0.13	$-

The accompanying notes are an integral part to the condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,001,132	$2,056,184
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,953	801
Stock issued for services	105,000	-
Changes in assets and liabilities
(Increase) decrease in -
Restricted cash	(293,823)	-
Accounts receivable	(21,171)	-
Other receivables	(843,241)	(651,072)
Advances to vendor	369,688	(275,597)
Increase (decrease) in -
Accounts payable	16,841	354
Advance from customers	(1,275,397)	2,832,268
Payroll payable	-	604
Taxes payable	777,216	669,921
Other payables and accrued liabilities	(586,889)	14,555
Net cash provided by operating activities	2,290,309	4,648,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(117,424)	(59,103)
Net cash used in investing activities	(117,424)	(59,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contributions	-	87,818
Dividend payment	(2,878,504)	-
Proceeds from issuance of common stock under a private placement	1,420,400	-
Net cash provided by (used in) financing activities	(1,458,104)	87,818

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(69,043)	92,021

NET INCREASE IN CASH & CASH EQUIVALENTS	645,737	4,768,754

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,027,507	$4,768,754

Supplemental disclosures of cash flow information:
Income tax paid	$704,764	$298,389
Interest paid	$-	$-

Non-cash investing and financing activities
Common stock issued for services	$105,000	$-

The accompanying notes are an integral part to the condensed consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1.   ORGANIZATION

China Executive Education Corp (the “Company”), formerly known as On Demand Heavy Duty Corp., is a corporation organized under the laws of the State of Nevada.

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

Based on these contractual arrangements, the Company believes that MYL Commercial is a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Note 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 2.   BASIS OF PRESENTATION (continued)

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 8-K filed with SEC on February 12, 2010.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report for the year ended December 31, 2009.

The consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-controlling interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd., based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

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
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable consists of balances due from the enterprises for the education services provided. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  The Company determined that no allowance was considered necessary at September 30, 2010 and December 31, 2009.

Advances to vendors

Advances to vendors consist of payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers.  Featured lectures are generally provided to students within six to nine months after the advances have been made. Such advances are expensed through cost of revenue as the speeches are performed. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Advances to vendors as of September 30, 2010 and December 31, 2009 amounted to $370,265 and $731,365, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the nine months ended September 30, 2010 and 2009.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2010.

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

	Nine months ended
	September 30, 2010	September 30, 2009
RMB: US$ exchange rate	6.6912	6.8263
Average RMB: US$ exchange rate	6.8068	6.8323

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income

In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and nine months ended September 30, 2010 and 2009 were net income and the foreign currency translation adjustment.

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

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2009-13"), which amends ASC 605-25, "Revenue Recognition: Multiple-Element Arrangements." ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. ASU 2009-13 replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures and is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements.

Note 4. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions.  The Company has a short-term contract with a local hotel to guarantee the Company is able to book hotel rooms or conference rooms for educational training purposes. Pursuant to the contract terms, the Company is required to maintain certain deposits, as restricted cash, with China Industrial and Commercial Bank, up to one year. Restricted cash amounted to $298,902 and $0 as of September 30, 2010 and December 31, 2009, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 5. OTHER CURRENT ASSETS

Other current assets represent a short-term contract deposit with a local hotel in order for the Company be able to book hotel rooms or conference rooms at favorable rates to hold various meetings or provide training courses to students. Other current assets also include short-term advances made to certain managers, employees and internal units for business marketing and recruiting purposes. Such advances will be expensed as general and administrative costs as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of September 30, 2010, no allowance for the uncollectible amounts was deemed necessary. The following table summarizes the balance of other current assets as of September 30, 2010 and December 31, 2009:

	As of	As of
	September 30,	December 31,
	2010	2009
Marketing and recruiting advances	$1,286,551	$466,414
Contract deposit	550,307	542,151

Total	$1,836,858	$1,008,565

Note 6. PROPERTY, PLANT AND EQUIPMENTS

As of September 30, 2010 and December 31, 2009, the detail of property, plant and equipments was as follows:

	As of	As of
	September 30,	December 31,
	2010	2009

Buildings	$93,380	$-
Computer electronics equipments	52,362	39,170
Other equipments	115,271	8,042
Leasehold improvements	48,702	47,291

Sub-total	309,715	94,503
Less: accumulated depreciation	(49,383)	(7,134)

Property, plant and equipment, net	$260,332	$87,369

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 6.  PROPERTY, PLANT AND EQUIPMENTS (continued)

Depreciation expense for the three and nine months ended September 30, 2010 was $19,886, and $40,953, respectively. Depreciation expense for the three and nine months ended September 30, 2009 was $732 and $801, respectively.

Note 7.  ADVANCE FROM CUSTOMERS

Advance from customers represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Advance from customers is refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized. As of September 30, 2010 and December 31, 2009, the balance of advance from customers totaled $2,405,687 and $3,628,810, respectively.

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

(b) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three and nine months ended September 30, 2010, the Company incurred income taxes of $516,465 and $1,408,903, respectively. For the three and nine months ended September 30, 2009, the Company incurred income taxes of $523,288 and $789,512, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 8. TAXES (continued)

 (c) Taxes payable

As of September 30, 2010 and December 31, 2009, taxes payable consisted of the following:

	As of	As of
	September 30	December 31,
	2010	2009
Corproration income tax	$1,108,128	$403,989
Business tax	195,626	124,452
Other tax and fees	38,670	9,100

Total tax payable	$1,342,424	$537,541

Note 9.  STOCKHOLDERS’ EQUITY

(a)	Common stock

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
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 9.  STOCKHOLDERS’ EQUITY (continued)

On June 8, 2010, the Board of Directors of the Company, after careful consideration of the Company’s need for financing, the available alternatives to the Company to obtain that financing, and such other matters as it considered appropriate, decided to issue, on a private placement basis, a total of 610,200 shares of its common stock, par value of $0.001, at a selling price of $2.00 per share to a total of 60 authorized individuals. The Company raised $1,220,400 in total proceeds as a result of this issuance.

On August 2, 2010, the Company issued an additional 100,000 shares of its common stock at a selling price of $2.00 per share to one authorized individual for the same consideration as the offering consummated on June 8, 2010.The Company raised an additional $200,000 in total proceeds as a result of this issuance.

The transactions incurred on June 8, 2010 and August 2, 2010 took place under Regulation S (“Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933”), which only requires the buyers to be foreign nationals and the transactions are conducted overseas.  The investors do not have to be accredited.

As of September 30, 2010, there were a total of 22,760,200 shares of the Company’s common stock issued and outstanding.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve at each fiscal year end. As of September 30, 2010 and December 31, 2009, the balance of statutory surplus reserve was $358,026.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the nine months ended September 30, 2010.

NOTE 10.  DIVIDEND PAYMENT

On January 30, 2010, the Company’s Board of Directors adopted a resolution, which was subsequently amended on August 13, 2010, to declare dividends in the total amount of RMB 21, 325, 000 (equivalent to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island.

Pursuant to the above mentioned Board Resolutions, on June 17, 2010 and July 2, 2010 respectively, the Company paid dividends of RMB 8,787,500 (approximately $1,285,305) and RMB 10,867,500 (approximate to $1,593,199) in cash to Magic Dream Enterprises Ltd. after 5% of dividend tax being paid to relevant Chinese tax authority.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 10.  DIVIDEND PAYMENT (continued)

The Company has not declared or paid dividends in the past and may choose to make additional distribution in the future. Any decision as to the payment of dividends will depend on the available earnings, the available capital source, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company leases office spaces in Shanghai and Hangzhou in China to conduct its normal business activities, such as business administration, recruiting students, holding  business conferences and providing professional training courses or featured lectures to students.  The Company also has several rental arrangements which provide residential units to house key employees. These lease agreements are short-term in nature and will expire before October 2012.

Rent expenses for the above rental arrangements total $176,955 and $565,678 for the three and nine months ended September 30, 2010, respectively.

The minimum future obligations under such commitments (unless otherwise stated) for the years ending December 31, are summarized below:

2010	$188,741
2011	592,363
2012	29,363

Total	$810,467

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

The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger (as defined below) and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

COMPANY OVERVIEW

We are a fast-growing executive education company in China and mainly operate through our affiliates in China. We operate comprehensive training programs through our controlled companies and subsidiaries in Hangzhou and Shanghai, two prosperous and commercial cities in China. We provide Chinese business executives with systematic training in leadership development. We also provide highly effective personal skill development programs, such as decision making skills, negotiation skills, presentation skills and people skills. Such practical skills development programs have been well accepted by an increasing number of Chinese entrepreneurs, business executives and corporation senior management.

Our open-enrollment training programs include our proprietary training courses and featured lectures. Our proprietary training courses include one package of 7 courses for corporate executives and C-Level managers, as well as 21 leadership and personal development courses, which are on the topics of management skills, negotiation skills, leadership skills and public speaking skills, among other topics. Featured lectures are delivered by world masters invited by us. These world masters are experts or well-known speakers in each of their respective fields. Lectures are delivered to a large audience. MYL Business’s network of speaking professionals is a leading platform in China at inspiring audiences to new levels of motivation and commitment.

Since the formal launching of our operation in April 2009, our client base and sales revenue have increased. As of September 30, 2010, we have successfully provided our training programs to approximately 6,939 Chinese business owners, executives and other students. They come from different provinces and from diverse industries. Some of our top corporate clients include Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort and Shenzhen Baoan Fenda Industrial Co., Ltd.

As of September 30, 2010 and December 31, 2009, we have generated sales revenue of RMB 105.6 million (equivalent to USD 15.5 million) and RMB 62.44 million (equivalent to USD 9.14 million), respectively.  Our net income for the above periods was approximately $3.88 million and $3.31 million, respectively.

Management plans to continue the execution of our business expansion strategy that will result in increased market penetration of our educational services and expanded revenue growth in our 2010 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing activities, strengthening our sales force, and solidifying our client network.

Corporate History & Background

China Executive Education Corp., formerly known as On Demand Heavy Duty, Corp., was incorporated under the laws of the State of Nevada on May 9, 2008.

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

On February 12, 2010, we acquired all of the outstanding capital stock of SLM  through China Executive Education Corp., a Nevada corporation (the “Merger Sub”) wholly owned by the Company (the “Merger”). SLM is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”), a limited liability company organized under the laws of the People’s Republic of China.  Substantially all of SLM's operations are conducted in China through MYL Business and through contractual arrangements with several of MYL Business affiliated entities in China, including Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) and its subsidiaries. MYL Commercial is a fast-growing executive education company with dominant operations in Shanghai, the commercial center of China, providing comprehensive consulting services such as business administration, marketing strategy, designing of enterprise image, corporate investment and commerce, business conference as well as professional training programs designed to fit the needs of Chinese entrepreneurs to improve their leadership, management and marketing skills.  Upon completion of the Merger, there were 22,000,000 shares of the Company’s common stock issued and outstanding.

As a result of these transactions, persons affiliated with the SLM and MYL Business now own securities that in the aggregate represent approximately 98% of the equity in the Company. In connection with the change of control contemplated by the Merger, the directors and officers of the Company resigned from their positions, and new directors and officers affiliated with MYL Business currently control the Board of Directors of the Company.

Consequently, our name was changed from “On Demand Heavy Duty, Corp.” to the Merger Sub’s name “China Executive Education Corp.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers. The Company’s trading symbol on April 12, 2010 was changed from “ODHD. OB” to “CECX.OB” to effect the name change.

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it entered into certain exclusive contractual agreements with Hangzhou MYL Commercial on March 25, 2009.  Pursuant to these agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, MYL Commercial is considered a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.” Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Corporate Structure

We conduct our operations in China through MYL Business and through contractual arrangements with several of MYL Business’s consolidated affiliated entities in China, including Hangzhou MYL Commercial and its subsidiaries.  The following chart reflects our current organizational structure:

*non-active subsidiaries with no operations.

Our Industry

We operate in China’s professional training industry, which is one of the fastest growing sectors in China’s education industry. According to the China Education Yearbook, China’s total educational expenditures were approximately RMB 214.8 billion in 2007 (approximately $178.6 billion), representing a compound annual growth rate, or CAGR, of approximately 15.4% since 2000. The school system run by the state and local government accounts for over 60% of the funding and expenditure.

According to the Report of Investment Analysis and Prospect of China Training Industry 2010-2015, as of the end of 2007, the estimated size of the vocational training and professional training market was around  RMB 300 billion (approximately USD 44 billion). And as one of the major segments of the professional training industry, China’s executive training has emerged and grown rapidly in the last few years. The market was estimated with a size about RMB 2 billion (approximately $294 million) in 2002, then increased to over RMB 16 billion (approximately 2.35 billion) in 2004 and jumped to RMB 30 billion (approximately $4.41 billion) in 2006.

China’s professional training industry also has been further divided in more sub-segments, such as career development training, foreign language training, technique and skills training and executive training. As Chinese companies and their work force confront competition in the global market, their need for steady improvement of the skills and efficiency of their executives on different levels will stimulate continuing growth and demand for specialized professional education services in different fields.

Executive training is a special business segment. The target clients for executive training business are corporate executives, C-level managers and private business owners. The training programs mainly include leadership development, corporation strategy, decision making and other personal skill development. China’s executive education sector can be characterized by the following:

(1)
Young and in early development stage. In comparison with other professional training segments, China’s executive training industry is young with a history of just 10 years. It was first introduced by foreign education institutions to top Chinese business schools in the late 1990s, then expanded to the private sector with many active participants.

(2)
Strong market demand. Driven by the booming Chinese economy and spirit of entrepreneurism in the private business sector, demand is strong for open-enrollment and easy access high-level education program from more than 6 million Chinese private business owners and over 10 million business executives in China.

(3)
Fragmented market. Because of low entry barrier, there are thousands of executive training providers in China. There is no dominant player in the national market yet. According to a study conducted by China Investment & Industry Research Center, there are more than 70,000 training companies nationwide, of which more than 10,000 are located in Beijing and Shanghai. However, quite few of them have generated RMB 10 million or more of sales revenue annually.

Competition

We face competition on two different fronts.  We face competition from the major Chinese university and business schools.  They provide EMBA programs targeting corporate executives and entrepreneurs.  The most popular EMBA programs available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University.  These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation.  The tuition ranges from RMB 60,000 (approximately USD 9,000) to RMB 568,000 (approximately USD 85,000) for the entire program.  The top business schools enroll 400–600 students annually.  Due to the strict admission requirements, many young and less qualified candidates are turned away.  This increases market opportunities for our  programs.

Open-enrollment programs provided by private education institutions, like ours, have emerged and constituted serious competition to the top business schools that provide formal executive training programs.  These peer companies also constitute direct competition with us.  Jucheng Group (founded in 2003 in Shenzhen), Action Success International Education Group (founded in 2001 in Shanghai) and Sparta Group (founded in 2002 in Beijing) are the most prominent companies in our business sector.  We compete with them primarily on the basis of training courses, lecturers, prices, effectiveness of training execution and our brand name.  Since these three companies have been in business longer than us and they have cross-region presence, they possess their strength in market coverage and pricing.  We believe that we have a competitive advantage in our international network and broad offering.

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

Increasing Domestic Spending in Executive Training in China

The demand for our training program is directly related to the training spending in China. The increase in training spending is largely determined by the economic conditions in our country. According to the data released by National Bureau of Statistics of China on January 21, 2010, China’s economy expanded by 8.7% in 2009, and its annual growth rate has been in the range of 8% to 13% in the past decade. We believe China’s fast growing economy is going to generate more demand for professional training, including business executive training programs. We expect the training spending in China will maintain its past double-digit growth in the years to come. However, we cannot give you any assurance that post growth will continue or stay the same.

Increasing Numbers of Private Businesses

According to the Report of Investment Analysis and Prospect of China Training Industry 2010-2015 by China Investment & Industry Research Center in January 2010, there were approximately 31.5 million small and middle-sized businesses in China in 2006, increased by 11.2% compared to 2005, and in the coming three years, the number of small and middle-sized company is expected to keep growing at an annual growth rate of 7%-8%. It is estimated that by 2012, the number of small and middle-sized companies will reach approximately 50 million. Business owners and executives are eager to improve their management, leadership, marketing, negotiating and investment skills and we hope to benefit from such demand.

Promotion of Our Brand Name to Attract More Clients Across the Country

We plan to promote our brand name, Magic Your LifeTM, in China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base across China.

Network with and Retain More Featured Lecturers

Since Featured Lectures are one of the major revenue generating venues for us, we need to expand business networking and retain more top talent or “masters” to our lecturer and guest speaker team. We intend to host more Featured Lectures or large session events to attract more enrollments and sell our programs to more clients.

New Training Program Offered for the Affluent Second Generation

As China becomes the country with the second largest number of billionaires and its number of highly affluent people increases, the inheritance of wealth and business has become a big concern in the nation and for families. We intend to develop and launch our special training programs for the children of the most affluent Chinese. The program will help this specific group of clients to improve their business management skills and personal skills. We believe that this business initiative will help to further expand our business in the coming years.

Marketing

We market our executive training service directly to business executives. As of September 30, 2010, we had 221 sales and marketing personnel. Our sales team generates sales and sales leads through telemarketing campaigns, mass-mailing campaigns and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events.

We will further increase the size of our sales and marketing team as we continue to grow our business and add more training programs.

Employees

As of September 30, 2010, MYL Business had approximately 280 full-time employees, including 20 in research and development, 12 in the administration and human resources departments, 9 in the financial department, 9 in the customer service department, 9 in the network department and 221 in sales and marketing.

Growth Strategy

We intend to grow our business by pursuing the following:

Increase our market coverage. We expect to increase our market coverage through extensive telemarketing campaigns and mass mailings. We also intend to establish and expand our sales agent network in inland provinces of China. We believe there are undiscovered opportunities there.

Expand course offerings. We intend to expand our executive training program by adding more courses, such as Effective Corporation Finance Management, Strategic Investment and Capital Market Operation. We also intend to add our course offerings to the second generation of affluent families.

Pursue strategic acquisitions. We intend to make strategic acquisitions to expand into other C-level management training sectors, which has a large potential client base. We also will seek acquisition opportunities in other major commercial centers to expand our business presence.

Strengthen our international network. We intend to establish strategic alliances with major international executive training and leadership development institutions. Leveraging their capacity and bringing them to our classes will generate more value to our clients. We also seek the opportunity to cooperate with major international education institutions and develop some jointly operated programs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation and Consolidation

The consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

Our consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

Non-controlling Interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary, MYL Commercial, based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605. ASC 605 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured.

DISCUSSION OF OPERATION RESULTS

Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009

The results of our operations for the three months ended September 30, 2010 as compared to the prior comparative period are as follows:

	Three Months Ended September 30,
	2010	2009
Revenues	$6,486,065	$3,672,548
Cost of revenue	2,239,353	1,084,485
Gross profit	4,246,712	2,588,063

Operating expenses
Selling expenses	1,034,295	29,426
General and administrative expenses	1,091,981	354,761
Total operating expenses	2,126,276	384,187

Income from operations	2,120,436	2,203,876

Other income (expenses)
Interest income (expenses)	(1,550)	(1,486)
Other income (expenses)	(287,537)	(146,755)
Total other income (expenses)	(289,087)	(148,241)

Income before income taxes	1,831,349	2,055,635

Provision for income taxes	516,465	523,288

Net income	1,314,884	1,532,347
Less: net income attributable to non-controlling interest	77,613	(8,243)
Net income attributable to the Company	1,237,271	1,540,590

Revenues, cost of revenue and gross profit

Revenue

For the three months ended September 30, 2010, revenue increased by $2,813,517 or 76.6% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in the sales revenue was due to the following reasons: (1) During the three months ended September 30, 2009, we had only 19 training courses for students, which limited our sales point or opportunities; (2) During the three months ended September 30, 2010, the Company became a public company, earned greater brand image and developed more than 24 courses for students, which increased our sales opportunities; (3) During the three months ended September 30, 2010, the Company expanded its business operations in both Hangzhou and Shanghai, more than 1,324 students have attended our training courses or featured lectures and we initiated more than 24 promotion seminars to sell our training programs. For the same period in 2009, only 889 students attended our training courses and only 14 promotion seminars were initiated; and (4) More marketing and sales efforts as well as advertising were performed during the three months ended September 30, 2010 as compared to the same period in 2009.

The following table sets forth our revenue sources for the periods indicated:

	As of
	September 30, 2010	September 30, 2009
Revenue from Proprietary Training Courses	$3,545,253	$1,540,512
Revenue from Featured Lectures	2,940,812	2,132,036
Total Revenue	$6,486,065	$3,672,548

Costs of revenue

For the three months ended September 30, 2010, cost of sales increased by $1,154,868 or 107% as compared to the prior comparative period.  Gross margin rates were 65% and 70% for the three months ended September 30, 2010 and September 30, 2009, respectively. Our costs of sales primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, training equipment and materials as well as other direct labor costs. The increase in our costs of sales was a result of our increased sales activities.

Operating expenses

The following table sets forth our operating expenses for the periods indicated:

	For the three months ended
	September 30, 2010	September 30, 2009
General & administrative expenses	$1,091,981	$354,761
Selling expenses	1,034,295	29,426
Total operating expenses	$2,126,276	$384,187

Total operating expenses were $2,126,276 for the three months ended September 30, 2010, representing a 454% or $1.74 million increase as compared to operating expenses of $384,187 for the three months ended September 30, 2009. The increase in our operating expenses for the three months ended September 30, 2010 as compared to the same period in 2009 was attributable to the following reasons: (1) Our increase in sales and marketing costs of $1 million as we expanded our business and paid more consulting expenses to several outside companies that introduced or helped recruit students to us, as well as an increase in expenses to pay to an outside company to lease certain marketing and sales representatives to conduct our business.  For the same period in 2009, we did not incur such expenses and the only selling expense incurred during that period was advertising expense; (2) General administrative expenses increased $0.74 million primarily due to increased rental expense for hotels and conference rooms, legal and audit services as well as consulting expenses related to becoming a public company and up-listing efforts. We constantly lease training centers, conference rooms or residential apartment for certain management members in Shanghai to conduct our business activities. The increase in consulting expenses was because we have to pay more legal and accounting expenses to attorneys, auditors as well as some other consultants in the United States after we became a public company in February 2010. As a result of the above mentioned reasons, selling and general administrative expenses increased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

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
(4) Office spaces rent expenses; and
(5) Other associated fees.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance its management’s skills and levels to adapt to the complex business environment because we are subject to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other income (expenses)

Other income (expense) primarily consists of interest income (expense) and donation to national disaster zones in China. For the three months ended September 30, 2010, we reported other expenses of $289,087, which included $1,550 of interest expense paid to PRC banks and $287,537 of donations made to an earthquake zone in China. Other income (expenses) increased $140,846 for the three months ended September 30, 2010 as compared to the prior comparative period.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended September 30, 2010 and 2009, we incurred income taxes of $516,465 and $523,288, respectively.

Net income

As a result of the above factors, we reported net income of $1,314,884 for the three months ended September 30, 2010, as compared to net income of $1,532,347 for the three months ended September 30, 2009. Net income decreased by $0.2 million or 14.2% for the three months ended September 30, 2010. The decrease in our net income was primarily attributable to the increase in our operating expenses as discussed above.

Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009

The results of our operations for the nine months ended September 30, 2010 as compared to the prior comparative period are as follows:

	Nine months ended	From inception (April 23, 2009) to
	September 30, 2010	September 30, 2009

Revenues	$15,528,473	$5,547,485
Cost of revenue	4,521,454	1,992,570
Gross profit	11,007,019	3,554,915

Operating expenses
Selling expenses	2,408,154	94,691
General and administrative expenses	2,999,923	448,678
Total operating expenses	5,408,077	543,369

Income from operations	5,598,942	3,011,546

Other income (expenses)
Interest income (expenses)	3,402	(14,751)
Other income (expenses)	(192,309)	(151,099)
Total other income (expenses)	(188,907)	(165,850)

Income before income taxes	5,410,035	2,845,696

Provision for income taxes	1,408,903	789,512

Net income	4,001,132	2,056,184
Less: net income attributable to non-controlling interest	121,619	(283,078)
Net income attributable to the Company	3,879,513	2,339,262

Revenues, cost of revenue and gross profit

Revenue

For the nine months ended September 30, 2010,  revenue increased by $9.98 million or 280% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, which include the strong market demand for quality executive training programs in China and our effective execution of our business formation plan in Hangzhou and Shanghai. We believe that our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in sales revenue was due to the following reasons: (1) During the nine months ended September 30, 2009, we had just started our business on April 23, 2009 and only had 19 training courses to provide to students, which limited our sales point or opportunities. Our actual operating period only included six months period rather than a complete nine month period as compared to that of 2010; (2) During the nine months ended September 30, 2010, our Company became a public company, earned greater brand image and developed more than 24 courses for students, which increased our sales opportunities; (3) During the nine months ended September 30, 2010, the Company expanded its business operations in both Hangzhou and Shanghai, more than 4,065 students have attended our training courses or featured lectures and we initiated more than 46 promotion seminars to sell our training programs. For the same period in 2009, we only provided training services to approximately 1,281 students and only 26 promotion seminars were initiated; and (4) More marketing and sales efforts as well as advertising were performed during the nine months ended September 30, 2010 as compared to the same period in 2009.

	For the nine months ended
	September 30, 2010	September 30, 2009
Revenue from Proprietary Training Courses	$6,704,946	$1,660,055
Revenue from Featured Lectures	8,823,527	3,887,430
Total Revenue	$15,528,473	$5,547,485

Costs of revenue

For the nine months ended September 30, 2010, our cost of sales increased by $2,528,884 or 127% as compared to the prior comparative period. Our costs of sales primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, training equipment and materials as well as other direct labor costs. The increase in our costs of sales was a result of our increased sales activities. The increase in our costs of sales also was affected by the fact that we just started our business in April 2009 and only six months period was actually included in the prior comparative period as compared to the nine months ended September 30, 2010.

Operating expenses

The following table sets forth our operating expenses for the periods indicated:

	For the nine months ended
	September 30, 2010	September 30, 2009
General & administrative expenses	$2,999,923	$448,678
Selling expenses	2,408,154	94,691
Total operating expenses	$5,408,077	$543,369

Total operating expenses were $5,408,077 for the nine months ended September 30, 2010, representing a representing 896% or $4.86 million increase as compared to operating expenses of $543,369 for the nine months ended September 30, 2009. The increase in our operating expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 was attributable to the following reasons: (1) Our increase in sales and marketing costs of $2.3 million as we expanded our business and paid more consulting expenses to several outside companies that introduced or helped recruit students to us, as well as an increase in expenses to pay to an outside company to lease certain marketing and sales representatives to conduct our business.  We did not incur such expenses for the same period in 2009 and the only selling expense incurred during that period was advertising expense; (2) General and administrative expense increased $2.56 million primarily due to increased rental expense for hotels and conference rooms, legal and audit services as well as consulting expenses related to becoming a public company and up-listing efforts. We constantly lease training centers, conference rooms or residential apartment for certain management members in Shanghai to conduct our business activities. The increase in consulting expenses was because we have to pay more legal and accounting expenses to attorneys, auditors as well as some other consultants in the United States after we became a public company in February 2010.

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
(4) Office spaces rent expenses; and
(5) Other associated fees.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance our management’s skills and levels to adapt to the complex business environment because we are subject to the rules and regulations of United States securities laws and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other income (expenses)

Other income (expense) primarily consists of interest income (expense), government subsidy income or tax refund from relevant tax authority, as well as a donation made to a national disaster zone in China. For the nine months ended September 30, 2010, we reported other expenses of $188,907, which included $3,402 of interest income, $101,594 of government tax refund and $293,823 in donation made to an earthquake zone in China.  For the nine months ended September 30, 2009, we reported other expenses of $165,850, which primarily consisted of interest expense of $14,751 paid to PRC banks, as well as $151,099 of donation made to a disaster zone in China. Other income (expenses) increased $23,058 for the nine months ended September 30, 2010 as compared to the prior comparative period.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the nine months ended September 30, 2010 and 2009, we incurred income taxes of $1,408,903 and $789,512, respectively.

Net income

As a result of the above factors, we reported net income of $4,001,132 for the nine months ended September 30, 2010, as compared to net income of $2,056,184 for the nine months ended September 30, 2009. Net income increased by $1.9 million or 95% for the nine months ended September 30, 2010. The increase in our net income was primarily attributable to the increase in our sales revenue as discussed above.  We expect to experience the ongoing positive trend in our financial performance through fiscal year 2010 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as proceeds from issuance of common stock under a private placement.

Total current assets increased by $1,434,051 from $8,155,024 as of December 31, 2009 to $9,589,075 as of September 30, 2010.  The primary changes in our current assets during this period were from changes in cash, advance to vendors and other receivables.  The increase in our cash from $6,381,770 at December 31, 2009 to $7,027,507 at September 30, 2010 was because our increased sales and rapid collection made more cash available to be used in our operations. The increase of other receivables from $1,008,565 as of December 31, 2009 to $1,836,858 as of September 30, 2010 was due to the increased short-term advances made to certain employees and internal units to ensure sales and marketing activities as well as student-recruiting were performed in a timely manner. The decrease in our advance to vendors from $731,365 at December 31, 2009 to $370,265 at September 30, 2010 was because part of the advance made to some foreign speakers was reclassified as costs of sales when such featured lectures were performed by these foreign speakers during the nine months ended September 30, 2010.

Total current liabilities as of September 30, 2010 amounted to $3,873,321 as compared to $4,849,558 at December 31, 2009. The decrease in current liabilities was primarily due to a decrease in our customer deposits. The decrease of customer deposits by the amount of $1,223,123 from $3,628,810 at December 31, 2009 to $2,405,687 at September 30, 2010 was primarily due to the transfer of amounts for certain of our training services which were provided and completed into sales revenue when conditions of revenue recognition were met.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows results for the nine months ended September 30, 2010 and 2009, respectively, is summarized as follows:

	For the nine months ended September 30,
	2010	2009
Cash flow from operating activities	$2,160,309	$4,648,018
Cash flow from investing activities	$(117,424)	$(58,857)
Cash flow from financing activities	$(1,458,104)	$87,818

Operating Activities

Net cash from operating activities during the nine months ended September 30, 2010 was $2,290,309, which consisted of our net income of $4,001,132, adds back noncash adjustments of $145,953 and offset by net changes in operating assets and liabilities due to our expanded operating activities. This includes an increase in restricted cash of $293,823, which represents a security deposit to a local hotel to guarantee conference rooms for educational training purposes; increase in other receivables of $793,241, which was affected by increased short-term advances made to certain managers, employees and internal units to ensure student-recruiting are performed in a timely manner; decrease in our advance to vendors of $369,688, which primarily represents payments made and recorded in advance for featured lectures that have been provided and transferred to cost of sales; increase of tax payable of $777,216, which represents the unpaid tax liability to be cleared with our local tax authority in the near future; as well as a decrease of advance from customers in the amount of $1,275,397, which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of our revenue recognition method.

Net cash provided by operating activities was $4,648,018 for the nine months ended September 30, 2009, which consisted of our net income of $2,056,184, adds back noncash adjustments of $801 and offset by net changes in operating assets and liabilities due to our expanded operating activities.  This includes an increase in our other receivables of $651,072, which was affected by increased short-term advances made to certain employees and internal units to ensure student-recruiting are performed in a timely manner, as well as a increase of advance from customers in the amount of $2,832,268, which was a cash advance made to us by our students to attend our training courses or featured lectures. Such amount will be transferred to revenue when our training services have been provided and the criteria of revenue recognition have been met in the near future.

Net cash provided by operating activities decreased by $2.48 million or 54% for the nine months ended September 30, 2010 as compared to the prior comparative period.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2010 was $117,424, representing the addition of a building as well as some equipment into our Company’s fixed assets.  Net cash used in investing activities amounted to $59,103 for the nine months ended September 30, 2009, representing an addition of fixed assets.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $1,458,104, including a dividend payment of $2,878,504 and proceeds from issuance of common shares under a private placement of $1,420,400. On January 30, 2010, our Company’s Board of Directors adopted a resolution, which was subsequently amended on August 13, 2010, to declare dividends in the total amount of RMB 21,325,000 (equivalent to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, SLM. On the same date, SLM also made a resolution to distribute the net tax amount of such dividend to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. Pursuant to the above mentioned Board Resolutions, on June 17, 2010 and July 2, 2010 respectively, we paid dividends of RMB 8,787,500 (approximately $1,285,305) and RMB 10,867,500 (approximate to $1,593,199) in cash to Magic Dream Enterprises Ltd. after paying a 5% dividend tax to relevant Chinese tax authority.

On June 8, 2010, our Board of Directors, after careful consideration of the Company’s need for financing, the available alternatives to the Company to obtain that financing, and such other matters as it considered appropriate, decided to issue, on a private placement basis, a total of 610,200 shares of its common stock, par value of $0.001, at a selling price of $2.00 per share to a total of 60 authorized individuals. The Company raised $1,220,400 in total proceeds as a result of this issuance. On August 2, 2010, we issued an additional 100,000 shares of our common stock at a selling price of $2.00 per share to one authorized individual for the same consideration as the offering consummated on June 8, 2010. We raised an additional $200,000 in total proceeds as a result of this issuance.

Net cash provided by financing activities amounted to $87,818 for the nine months ended September 30, 2009, which represented capital contribution by our shareholders.

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

Critical Accounting Policies

See “Note 3. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

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

As of September 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principals (“U.S. GAAP”) standards, especially as they relate to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

The Company has a relatively small number of professionals in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

● We will begin to implement an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

● We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

● We will increase our accounting and financing personnel resources by retaining more U.S. GAAP knowledgeable financial professionals.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three-month period ended on September 30, 2010.

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

CHINA EXECUTIVE EDUCATION CORP.

Date: November 12, 2010	By: /s/ Kaien Liang
Name: Kaien Liang
Title: Chief Executive Officer and Chairman

Date: November 12, 2010	By: /s/ Zhiwei Huang
Name: Zhiwei Huang
Title: Chief Financial Officer

Exhibit List

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.