Form 10-K
period 2010-12-31
China Executive Education Corp
filed 2011-04-15
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54086

CHINA EXECUTIVE EDUCATION CORP.
 (Exact name of registrant as specified in its charter)

Nevada	75-3268300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Hangzhou MYL Business Administration Consulting Co. Ltd.
Room 307, Hualong Business Building
110 Moganshan Road, Hangzhou 310005
People’s Republic of China
(Address of principal executive offices)

(+86) 0571-8880-8109
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $8.48 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 22,834,100 shares of the registrant’s common stock outstanding as of April 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

China Executive Education Corp.

Annual Report on Form 10-K
 For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of China Executive Education Corp., a Nevada corporation, and its consolidated subsidiaries and variable interest entity;

•	“SLM” refers to our subsidiary Surmounting Limit Marketing Adviser Limited, a Hong Kong limited company;

•	“MYL Business” refers to our indirect subsidiary Hangzhou MYL Business Administration Consulting Co., Ltd., a PRC limited company;

•	“Shanghai MYL” refers to our indirect subsidiary Shanghai MYL Business Administration Consulting Co. Ltd., a PRC limited company;

•	“MYL Commercial” refers to our variable interest entity Hangzhou MYL Commercial Services Co., Ltd., a PRC limited company;

•	“MYL Training School” refers to MYL Commercial’s subsidiary Hangzhou Gongshu MYL Training School;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC” and “China” refer to the People's Republic of China;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“Renminbi” and “RMB” refer to the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Business Overview

We are a fast-growing executive education company with operations in Hangzhou and Shanghai, China. We operate comprehensive business training programs that are designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills, as well as bottom-line results. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing. Our programs enable the trainees to better achieve their potential and better align their individual goals and competencies with the organizational objectives of their employers or business.

Our open-enrollment training programs include our proprietary training courses and featured lectures. Our proprietary training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, focusing on management skills, negotiation skills, leadership skills and public speaking skills, among others. Featured lectures, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2010, we organized four such lectures in Shanghai. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

We sell our training programs through our own sales team consisting of 220 employees. We also promote our services through the internet. Our websites are www.magicyourlife101.com and www.myl101.com. Since the formal launching of our operations in April 2009, our client base has continued to climb. During the years ended December 31, 2010 and 2009, we provided our training programs to 9,525 and 2,874 Chinese business owners and executives, respectively.

Our principal executive offices are located at c/o Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou 310005, People’s Republic of China and our telephone number is (86) 0571-8880-8109.

Our Corporate History and Background

We were incorporated in the state of Nevada on May 9, 2008 under the name “On Demand Heavy Duty Corp.” We originally intended to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America. However, from our inception until completion of the acquisition of SLM and the merger described below, we did not engage in any active business operations.

On February 12, 2010, we acquired all of the outstanding capital stock of Surmounting Limit Marketing Advisor Limited (“SLM”) through our wholly-owned Nevada subsidiary, China Executive Education Corp., or the Merger Sub. In connection with the acquisition, the Merger Sub issued 20 shares of its common stock, which constituted no more than 10% ownership interest in the Merger Sub, to the shareholders of SLM, in exchange for all of the capital stock of SLM. Immediately following such exchange, the Merger Sub was merged into our Company and the 20 shares of common stock of the Merger Sub were converted into 21,560,000 shares of our common stock, so that upon completion of the merger, the shareholders of SLM owned approximately 98% of our common stock.

As part of the merger, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of our subsidiary, On Demand Heavy Duty Holdings, Inc. to certain of our shareholders in exchange for the cancellation of  6,070,000 shares of our common stock owned by them.

Following these transactions, we discontinued our former business and now engage in the executive education business. In connection with the merger, we changed our name to “China Executive Education Corp.” in order to more accurately reflect our new business operations.

SLM is a holding company and holds 100% of the equity interests of Hangzhou MYL Business Administration Consulting Co., Ltd. (“MYL Business”). MYL business was incorporated in the PRC on April 23, 2009. Substantially all of our operations are conducted through MYL Business, and through contractual arrangements with Hangzhou MYL Commercial Services Co., Ltd.(“MYL Commercial”), a PRC company incorporated on March 25, 2009, and its subsidiary.

Our Corporate Structure

All of our business operations are conducted through our PRC operating subsidiaries and variable interest entity. The chart below presents our current corporate structure.

We do not own any of the equity interests of MYL Commercial. Instead, MYL Business has entered into a series of exclusive contractual arrangements with MYL Commercial, pursuant to which we exercise effective control over the operations of MYL Commercial and receive the economic benefits of MYL Commercial. As a result of these contractual arrangements, under U.S. GAAP, we are considered the primary beneficiary of MYL Commercial and thus consolidate its results in our consolidated financial statements. These agreements are summarized in the following paragraphs.

    Exclusive Services Agreement. Pursuant to an exclusive services agreement by and among MYL Business, MYL Commercial and its subsidiary, dated May 1, 2009, MYL Commercial and its subsidiary irrevocably entrusted to MYL Business the management and operation of MYL Commercial and its subsidiary and the responsibilities and authorities of their shareholders and directors. The service fee to be paid by MYL Commercial and its subsidiary is equal to 95% of their total income which can be waived by MYL Business from time to time in its sole discretion.

            Call Option Agreement. Pursuant to a call option agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders and subsidiary, dated as of May 1, 2009, each of MYL Commercial and MYL Commercial’s shareholders have granted MYL Business or its designee an exclusive option to purchase all or part of their equity interests in MYL Commercial and its subsidiary, or all or part of the assets of MYL Commercial, in each case, at any time determined by MYL Business and to the extent permitted by PRC law.

    Voting Rights Proxy Agreement. Pursuant to a voting rights proxy agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders and subsidiary, dated as of May 1, 2009, the shareholders of MYL Commercial and its subsidiary have granted the personnel designated by MYL Business the right to appoint directors and senior management of MYL Commercial and its subsidiary and to exercise all of their other voting rights as shareholders of MYL Commercial and its subsidiary, as the case may be, as provided under the articles of association of each such entity. Under the voting rights proxy agreement, there are no restrictions on the number, to the extent allowed under the respective articles of association of MYL Commercial and its subsidiary, or identity of those persons we can appoint as directors and officers.

    Equity Pledge Agreement. Pursuant to an equity pledge agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders and subsidiary, dated as of May 1, 2009, each of the shareholders has pledged his or its equity interest in MYL Commercial and its subsidiary as the case may be, to MYL Business to secure their obligations under the relevant contractual control agreements to which each is a party, including but not limited to, the obligations of MYL Commercial and its subsidiary under the exclusive services agreement, call option agreement and voting rights proxy agreement. Under this equity pledge agreement, the shareholders have agreed not to transfer, assign, pledge or otherwise dispose of their interest in MYL Commercial or its subsidiary, as the case may be, without the prior written consent of MYL Business.

Our Industry

We operate in China’s professional training industry, which is one of the fastest growing sectors in China’s education industry. According to the China Education & Training Industrial Report, China’s total educational expenditures were approximately RMB 680 billion in 2009 (approximately $103.6 billion) and are expected to reach RMB 960 billion in 2012 (approximately $146.2 billion), representing a compound annual growth rate, or CAGR, of approximately 12%.

According to the Report of Investment Analysis and Prospect of China Training Industry 2010-2015, as of the end of 2007, the estimated size of the vocational training and professional training market was around RMB 300 billion (approximately $44 billion). And as one of the major segments of the professional training industry, China’s executive training has emerged and grown rapidly in the last few years. The market was estimated with a size about RMB 2 billion (approximately $294 million) in 2002; then was increased to over RMB 16 billion (approximately $2.35 billion) in 2004, and jumped to RMB 30 billion (approximately $4.41 billion) in 2006.

China’s professional training industry has also been further divided in more sub-segments, such as, career development training, foreign language training, technique and skills training, and executive training. As Chinese companies and China’s workforce confront competition in the global market, we believe that the need for steady improvement of the skills and efficiency of China’s workforce will stimulate continuing growth in the demand for specialized professional education services in different fields.

Executive training is a special business segment. The target clients for executive training businesses are corporate executives, C-level managers and private business owners. The training programs mainly include leadership development, corporate strategy, decision making and other personal skills development. China’s executive education sector is characterized by the following:

(1)
Young and in an early development stage. Compared to other professional training segments, China’s executive training industry is young and has only approximately 10 years of history. It was first introduced by the foreign education institute to top Chinese business schools in the late 1990s, then expanded to the private sector with many active participants.

(2)
Strong market demand. Driven by the booming Chinese economy and spirit of entrepreneurship in the private business sector, demand for open-enrollment and easy access high-level education programs from more than 6 million of Chinese’s private business owners and over ten million business executives in China is strong.

(3)
Fragmented market. Because of a low entry barrier, now there are thousands of executive training providers in China. There is no dominant player in the national market yet. According to a study conducted by China Investment & Industry Research Center, there were more than 70,000 training companies nationwide in 2010, of which more than 10,000 located in Beijing and Shanghai, but quite few of them have generated RMB ten  million or more of sales revenue annually.

Our Growth Strategy

We believe that China’s highly fragmented professional training industry and rapidly growing market provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

•
We plan to increase our market coverage. We plan to increase our market coverage through extensive telemarketing campaigns and mass mailings. We also intend to establish and expand our sales agent network in inland provinces. We believe that there are many untouched opportunities in those areas.

•
We plan to expand our course offerings. We plan to expand our executive training programs by adding more courses, such as effective corporation finance management, strategic investment and capital market operation, among others. We also intend to add our course offerings to the second generation of the affluent families.

•
We plan to pursue strategic acquisitions. We plan to make strategic acquisitions to expand into the C-level management training segment, which has a large potential client base. We will also seek acquisition opportunities in other major commercial centers to expand our business presence.

•
We plan to strengthen our international network. We plan to establish strategic alliances with major international executive training and leadership development institutions. We believe that leveraging their capacities and bringing them to our classes will generate more value to our clients. We will also seek opportunities for business cooperation with major international education institutions to develop some jointly operated programs.

•
We plan to promote our brand name to attract more clients. We plan to promote our brand name, Magic Your LifeTM in China. We believe that the enhancement of public awareness to our brand name will help to broaden our client base all over China.

Our Training Programs

We operate comprehensive business training programs that are designed to fit the needs of Chinese entrepreneurs and to improve their leadership, management and marketing skills, as well as bottom-line results. Our comprehensive business training initiatives integrate research-based, proprietary content with processes that are specifically connected to the critical business issues that most private Chinese companies are facing.

Generally, we provide two kinds of training programs, including: (1) proprietary training courses which normally take several days to complete and primarily consist of featured lectures; and (2) a comprehensive training course package that includes courses to be conveyed to the students by both Chinese lecturers and invited foreign lecturers.

Our comprehensive training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, including the following courses:

ForBoss Comprehensive Courses taught by Chinese lecturers:

•	Magic Your Life——Goals Setting
•	Magic Your Life——Improvement
•	Public Speaking
•	Marketing
•	(Sales) Super Persuasion for CEOs
•	Super Leadership for CEOs
•	Investing
•	Motivation
•	Negotiation
•	Fortune and Ocean View——How to go public

  Courses taught by world renowned lecturers:

•	John Maxwell
•	John Gray
•	Tom Peters
•	Mark Viator Harsen
•	Robert Kiyosaki
•	Stephen R.Covey
•	General Colin Powell
•	Tony Robbins

Other courses taught by Chinese lecturers:

•	Speakers Club
•	Customer Service System
•	I would like to beg you to sell
•	Hybrid Concert and Speech Event of 50,000 people
•	7 Essential Classes for CEOs
•	How to enhance children’s’ leadership
•	Mr Der’s Customer Service Proposal
•	TPS Management System
•	Super Quick Memory
•	Professor Lee’s Proposal

The training course package normally takes several months to complete.

Featured lectures, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2010, we organized four such lectures in Shanghai. Noted speakers included John Maxwell, John Gray and Gen. Colin Powell. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

Our Customers and Marketing Efforts

During the years ended December 31, 2010 and 2009, we provided our training programs to 9,525 and 2,874 customers, respectively. These clients come from various provinces and from diverse industries.

We market our executive training programs directly to business executives. We outsourced some of our sales and marketing efforts to Zhejiang Foreign Service Company in 2009 and built our own sales and marketing team in 2010. As of December 31, 2010, we had 220 sales and marketing personnel. Our sales team generates sales and sales leads through telemarketing campaigns, mass-mailing campaigns and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events.

We will further increase the size of our sales and marketing team as we continuously grow our business and add more training programs.

We face the competition on two different fronts. First is from major Chinese universities and business schools. They provide EMBA programs targeting corporate executives and entrepreneurs. The most popular Executive Master of Business Administration programs (“EMBA” programs) available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University. These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation. The tuition ranges from RMB 60,000 (approximately $9,000) to RMB 568,000 (approximately $85,000) for the entire program. The top business schools enroll 400–600 students annually. Due to the strict admission requirements, many young and less qualified candidates are turned away. We believe that this increases market opportunities for our programs.

Open-enrollment programs provided by private education institutions, like ours, have emerged and constitute serious competition to the top business schools that provide formal executive training programs. These peer companies also constitute direct competition with us. Jucheng Group (founded in 2003 in Shenzhen), Action Success International Education Group (founded in 2001 in Shanghai) and Sparta Group (founded in 2002 in Beijing) are the most prominent companies in our business sector. We compete with them primarily on the basis of training courses, lecturers, prices, effectiveness of training execution and our brand name. Since those three companies have been in business longer than us and they have cross-region presence, they have strengths in market coverage and pricing. We believe that we have a competitive advantage in our international network and broad offering.

Intellectual Property

We promote our services through our websites are www.magicyourlife101.com and www.myl101.com. The domain name of www.magicyourlife101.com was registered by Mr. Kaien Liang in the name of SLM. The registered operator of this website is Shanghai Kaiye Investment Consulting Co., Ltd.  The domain name of www.myl101.com is registered by Dreamer Marketing Adviser (Shanghai) Co., Ltd. The registered operator of this website is MYL Commercial.

MYL Business has officially filed with the respective trademark offices in the PRC, Hong Kong, and the U.S. the application for registration of  [Missing Graphic Reference] (FORBOSS Business Mentor Group) as a registered trademark. Such application is subject to review and authorization by the respective trademark offices. In Hong Kong, the trademark application is pending as it has been challenged by third parties. The trademark has been registered with the US Patent and Trademark Office on March 8, 2011.

Ms. Chiayeh Lin, one of officers of MYL Business, has officially filed with the trademark office of the PRC the application for registration of [Missing Graphic Reference] (Magic You Life) as registered trademark. Such application is subject to review and authorization by the trademark office of the PRC. The Company is in the process of having the registrant’s name changed from Ms. Lin to MYL Business.

Mr. Kaien Liang, our Chairman and controlling shareholder of MYL, is of the author of the books Who Is The Next Magic? and Never Say Impossible, which sell in thousands. Meanwhile, Mr. Pokai Hsu, is the author of How to be No.1 in China.

Employees

As of December 31, 2010, we employed a total of 294 full-time employees. The following table sets forth the number of our employees by function:

Function	Number of Employees
Sales and Marketing	220
Customer Service	9
Research and Development	17
Network	13
Financial and Accounting	9
Administration and Human Resources	26
Total	294

We consider our relations with our employees to be good. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute monthly to the plan. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Regulation

Because our primary operating subsidiaries are located in China, we are regulated by China’s national and local laws, including those outlined below.

Licenses and Permits

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses and an education service provider license.  We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries and variable interest entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries or variable interest entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries and variable interest entities’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries or variable interest entities, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. TEC Tower and STT are considered FIEs and are directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TEC by TEC Tower and STT, but this treatment will depend on our status as a non-resident enterprise.

Dividend Distributions

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We did not begin our business operations until April 2009. Accordingly, we have a limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by private business owners and executives. It is also difficult to evaluate the viability of our business model because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new means to deliver education programs and entering new and rapidly evolving markets. These circumstances may make it difficult for you to evaluate our business and prospects.

Our senior management and employees have worked together for a short period of time.

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

We have been rapidly expanding, and plan to continue expansion of our operations in China. We will continue to expand our operations to meet the demands of customers for executive training programs for larger and more diverse market coverage. This expansion has resulted in substantial demands on our management resources. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. We have already begun selling our executive education training program through our sales agents who operate in the inland provinces and may in the future expand our presence to some major cities in China. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion. We may encounter difficulties when we expand into other cities or if we begin operations in other inland provinces in China due to different business practice, local government regulations and cultural factors. We may not be able to manage our current or future cross-region operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our executive education business, we may require additional cash resources. If our operations are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or convertible debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of executive education companies;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	PRC governmental regulation of foreign investment in executive education companies in China;
•	economic, political and other conditions in China; and
•	PRC governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

We cannot assure you that we will be able to obtain additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investors in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

Our business is dependent upon the PRC government’s educational policies and programs.

As a provider of educational services, we are dependent upon governmental educational policies. Almost all of our revenue to date has been generated from the sale of lectures and materials relating to executive training. To the extent that the government adopts policy changes that significantly alter what is allowed in China, our products could become obsolete, which would affect our ability to generate revenue and operate profitably. We cannot assure you that PRC government agencies would not adopt such changes.

Our business is subject to the health of the PRC economy and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

The purchase of educational materials is largely discretionary and dependent upon the ability and willingness of executives and businesses to spend available funds on extra educational products. A general economic downturn either in our market or a general economic downturn in the PRC could have a material adverse effect on our revenue, earnings, cash flow and working capital.

In addition, many businesses in the PRC do not have sufficient funds to purchase textbooks, educational materials or lectures and course materials.  In addition, provincial and local governments may not have the funds to support the implementation of a curriculum using our educational products or may allocate funds to programs which are different from our products. Our failure to be able to sell our products and services to students in certain areas of the PRC may inhibit our growth and our ability to operate profitably.

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

If we are unable to attract and retain senior management and qualified personnel, our operations, financial condition and prospects will be materially adversely affected.

Our success depends on the management skills of Mr. Kaien Liang, Chairman and Chief Executive Officer, and his relationships with educators, administrators and other business contacts.  We also depend on successfully recruiting and retaining highly skilled and experienced authors, teachers, managers, sales persons and other personnel who can function effectively in the PRC.  In some cases, the market for these skilled employees is highly competitive.  We may not be able to retain or recruit such personnel, which could materially and adversely affect our business, prospects and financial condition.  We do not maintain key person insurance on these individuals.  The loss of Mr. Liang would delay our ability to implement our business plan and would adversely affect our business.

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

As a distributor of educational materials, we face potential liability for negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute.  We cannot be certain that our lectures or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives.  Moreover, any claims could require us to incur significant costs to investigate and defend, regardless of the final outcome.  We do not carry general liability insurance that would cover any potential or actual claims. The commencement of any legal action against us or any of our affiliates, whether or not we are successful in defending the action, could both require us to suspend or discontinue the distribution of some or a significant portion of our educational materials and require us to allocate resources to investigating or defending claims.

If we make acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating personnel and operations of the acquired companies with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion which may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	effect of any government regulations which relate to the business acquired; and

•
potential unknown liabilities associated with acquired businesses, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

We have limited insurance coverage in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. While business interruption insurance and other types of insurance are available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a unqualified report from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified material weaknesses relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

RISKS RELATED TO OUR CORPORATE STRUCTURE

We operate our businesses through companies with which we have contractual relationships, but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We operate our business through a series of contractual arrangements with MYL Commercial, its shareholders and MYL Training School. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing executive education services in China and some of our indirect PRC operating subsidiaries have obtained such licenses, we have been using and are expected to continue to use MYL Commercial and MYL Training School to operate a significant portion of our executive education business for the foreseeable future. We are able to control these entities and operate their businesses through these contractual arrangements, but we have no equity control over these companies. See Item 1 “Business—Corporate Structure” for a description of these contractual arrangements.

While we believe that our ownership structure complies with all existing PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations.  Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to ours. If the PRC government finds that the agreements that establish the structure for operating our business in the PRC do not comply with PRC government restrictions, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	levy fines on us;
•	revoke our business and operating licenses;
•	require us to discontinue or restrict our operations;
•	restrict our right to collect revenues;
•	require us to restructure our business, corporate structure or operations; and
•	impose additional conditions or requirements with which we may not be able to comply

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business and our financial condition and results of operations.

We rely on contractual arrangements with MYL Commercial and MYL Training School for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations are dependent on MYL Commercial and MYL Training School, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of these entities. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, MYL Commercial and MYL Training School may be unwilling or unable to perform their obligations under our commercial agreements with them, in which case we will not be able to conduct our operations in the manner currently planned. In addition, they may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control MYL Commercial and MYL Training School, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with MYL Commercial and MYL Training School or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the contractual arrangements with MYL Commercial and MYL Training School are subject to binding arbitration before the Shanghai Branch of the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC’s arbitration rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the contracts that we enter into with MYL Commercial and MYL Training School. Any inability to enforce the contractual arrangements with MYL Commercial and MYL Training School or an award thereunder could materially and adversely affect our business and operation.

The shareholders of MYL Commercial may have potential conflicts of interests with us, which may adversely affect our business.

We operate our businesses in China through MYL Commercial and its subsidiary, MYL Training School. MYL Commercial is owned by SLM. Conflicts of interests between their duties to us and to MYL Commercial may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with MYL Commercial, its shareholders and MYL Training School and may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with MYL Commercial, its shareholders and MYL Training School were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of right to purchase part or all of the equity interests in MYL Commercial under the call option agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control MYL Commercial and MYL Training School and could result in actions by MYL Commercial and MYL Training School that conflict with our interests.

Our call option agreement with MYL Commercial and MYL Training School gives our Chinese operating subsidiary, MYL Business, the right to purchase all or part of the equity interests in MYL Commercial and MYL Training School, however, the option may not be exercised by MYL Business if the exercise would violate any applicable laws  mand regulations in China. Under Chinese laws, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by MOFCOM, or its local counterparts. Although an appraisal of the equity to be acquired is mandatory, the local counterparts of MOFCOM hold the view that such a transaction would not require their approval. Therefore, we do not believe at this time that an approval and an appraisal are required for MYL Business to exercise its option to acquire MYL Commercial and MYL Training School. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of MYL Commercial and MYL Training School, then we will lose a substantial portion of our ability to control MYL Commercial and MYL Training School and our ability to ensure that MYL Commercial and MYL Training School will act in our interests.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;
•	control of foreign exchange;
•	methods of allocating resources;
•	balance of payments position;
•	international trade restrictions; and
•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

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

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits from the PRC central government and from Hangzhou province, where we operate, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiaries and variable interest entities in the PRC. Our subsidiaries and variable interest entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1, “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Regulation, which became effective on September 8, 2006. The M&A Regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the M&A Regulation requires the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the M&A Regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The M&A Regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The M&A Regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under the M&A Regulation. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the M&A Regulation in a manner different from our understanding of M&A Regulation, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with the M&A Regulation, then we may also be subject to fines and penalties.

Failure to comply with Chinese regulations regarding the registration requirements for employee incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, The People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by Chinese individuals under either the current account or the capital account. In January 2007, the SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a Chinese citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, the SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas-Listed Companies. Under this rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who receive stock option grants will be subject to this rule. Failure or inability by our company or the Chinese grantees to comply with these regulations may subject these individuals to fines and other legal or administrative sanctions.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially. Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Mr. Kaien Liang is the beneficial owner of approximately 70% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission.  Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.  As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless.  Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations.  It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price.  If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company.  This situation will be costly and time consuming and distract our management from growing our company.  If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

We have the following PRC land use rights:

Certificate No.	Location	Purpose	Area	Registration Date
F.Q.Z.K.Z.No. A94134	1-12-2 Building No.56, Haiyi Residential Quarters, Dalian Economic & Technology Development Zone	Residential	72.03	October 13, 2009

We also lease two offices. The first is located at Room 303, Hualong Business Building, 110 Moganshan Road, Gongshu District, Hangzhou, China. This office consists of approximately 91.7 square meters, which we leased from Ms. Haiping Chu and Mr. Weihao Chen for RMB 66,940 per year. The term of the lease is from August 25, 2010 to August 24, 2012.

The second office is located in Cimic Square, 800 Shangcheng Road, Pudong Mew District, Shanghai, China. This office consists of approximately 17,018 square feet which we leased from Shanghai Shengkang Cimic Realty Investment Co., Ltd. for $278,817 per year. The term of the lease is from October 1, 2009 to September 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CECX” on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority.

The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$2.50	$2.10
2nd Quarter	5.00	2.14
3rd Quarter	3.07	1.85
4th Quarter	4.02	2.50

Year Ended December 31, 2009
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A
________________

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of April 12, 2011 there were approximately 640 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

On January 30, 2010, MYI Business’s Board of Directors adopted a resolution to declare dividends in the total amount of RMB 9,250,000 (equivalent to $1,285,305) out of the retained earnings balance of MYL Business for the fiscal year ended December 31, 2009 to its sole shareholder, SLM.

Other than this dividend, we have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

On June 8, 2010, we issued an aggregate of 610,200 shares of our common stock, at a price of $2.00 per share, to a total of 60 non-U.S. Person individuals. We raised $1,220,400 in total proceeds as a result of this issuance. On August 2, 2010, we issued an additional 100,000 shares of our common stock, at a price of $2.00 per share, to one non-U.S. Person individual. We raised an additional $200,000 in total proceeds as a result of this issuance. On December 2, 2010, we completed a private placement with certain investors and issued 73,900 shares of our common stock, at a price of $2.50 per share. The aggregate purchase price for the shares was $184,750.

We relied upon Regulation S of the Securities Act in issuing the shares of common stock in the private placements described above. Each of the individuals made representations that they were not a U.S. Person, as such term is defined in Rule 902(k) of Regulation S.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our open-enrollment training programs include our proprietary training courses and featured lectures. Our proprietary training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, which are on the topic of management skills, negotiation skills, leadership skills, public speaking skills, etc. Featured Lectures are delivered by world masters invited by us. Those world masters are experts or well-known speakers in each relevant field. Lectures are delivered to a large audience. MYL Business’s network of speaking professionals is a leading platform in China at inspiring audiences to new levels of motivation and commitment.

Since the formal launching of our operation in April 2009, our client base and sales revenue have been continuing to climb from time to time. For the years ended December 31, 2010 and 2009, respectively, we have provided our training programs to 9,525 and 2,874 of Chinese business owners and executives. They come from different provinces and from diverse industries. Some of our top corporation clients have millions of dollars in sales, such as Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort, and Shenzhen Baoan Fenda Industrial Co., Ltd.

As of December 31, 2010 and December 31, 2009, we have generated sales revenue of 18.6 million and $8.27 million, respectively.  Our net income for the above periods was approximately $2.59 million and $2.67 million, respectively.

Management plans to continue the execution of our business expansion strategy that will result in increased market penetration of our educational services and expanded revenue growth in our 2010 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing activities, strengthening our sales force, and solidifying our client network.

Management believes that our emphasis on further commercializing and broadening our professional training courses and service scope, enhanced sales and marketing efforts shall continue to yield significant increases in our revenue in 2011 and beyond.

Restatement of previously issued financial statements

We have restated certain line items on the 2009 consolidated financial statements. The restatement also impacts our interim condensed financial statements for the three months ended March 31, 2010, three and six months ended June 30, 2010 and three and nine months ended September 30, 2010. We elected to present our restated interim condensed financial information for the first three quarters of 2010 in this Form 10-K by disclosing the effect of the restatement in the notes to the accompanying consolidated financial statements.

DISCUSSION OF OPERATING RESULTS

For the years ended December 31, 2010 and December 31, 2009

The results of our operations in U.S dollar for the year ended December 31, 2010 as compared to the prior comparative period are as follows:

	December 31,	December 31,	Increase
	2010	2009	(decrease)	Percentage
		(Restated)
Revenue	18,614,391	8,277,161	10,337,230	124.9%
Cost of revenue	8,497,482	1,897,409	6,600,073	347.8%
Gross profit	10,116,909	6,379,752	3,737,156	58.6%
Operating expenses
Selling expenses	2,137,245	1,395,315	741,929	53.2%
General and administrative expenses	3,936,945	1,217,141	2,719,803	223.5%
Total operating expenses	6,074,190	2,612,456	3,461,735	132.5%
Income from operations	4,042,719	3,767,296	275,423	7.3%
Total other income (expenses)	19,461	(162,068)	181,529	112%
Income before income taxes	4,062,180	3,605,228	456,952	12.7%
Income tax provisions	1,462,492	931,653	530,839	57.0%
Net income	2,599,688	2,673,575	(73,887)	(2.8%)

Revenues, cost of revenues and gross profit

Revenues

For the year ended December 31, 2010, net revenue increased by $10.3 million or 124.9% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, our well-designed course content and flexible course offering schedule have which include the strong market demand for quality executive training programs in China, and our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in the sales revenue was due to the following reasons:

We had just started our business on April 23, 2009 and only had 19 training courses to be able to provide to students, which limited our revenues opportunities. Our actual operating period included less than nine months rather than a complete twelve month period in 2010. During the year ended December 31, 2010, our Company became a public company, earned greater brand image and designed and arranged more than 24 courses to meet students’ demand at all levels, which increased our sales opportunities. During the year ended December 31, 2010, our Company expanded its business operations in both Hangzhou and Shanghai, more than 9,525 students have attended our training courses or featured lectures and we have initiated more than 58 promotion seminars to sell our training programs. For the same period of 2009, we provided training services to approximately 2,874 students and only 26 promotion seminars were initiated.  More marketing and sales efforts as well as advertising have been performed during the year ended December 31, 2010 as compared to 2009.

We provide two kinds of training programs to students: (1) Proprietary training courses and (2) Comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consisted of featured lectures. These courses are provided on a roll-over basis over the year. Our comprehensive training course package includes sixteen courses to be conveyed to the students by both Chinese lecturers and invited foreign lecturers. It normally takes several months to complete.  The following table provides a breakdown of our revenues for the year ended December 31, 2010 and the period from April 23 to December 31, 2009, respectively:

	2010	2009 (Restated)
Revenue from Proprietary Training Courses	$14,837,069	$5,211,992
Revenue from Comprehensive Training Course Package	3,777,322	3,065,169
Total Revenue	$18,614,391	$8,277,161

Costs of revenues

For the year ended December 31, 2010, our cost of revenues increased by approximately $6.6 million or 347.8% as compared to 2009. Our costs of revenues primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. The increase in our costs of revenues was primarily a result of our increased activities. Our comprehensive training courses are taught by both Chinese lecturers and invited foreign lecturers together, and the compensation paid to invited foreign lecturers are much higher than the compensation paid to Chinese lecturers. During the year of 2010, we have arranged several well-know foreign lecturers to come to China to train our students. As a result, lecturer’s compensation expenses significantly increased.  In addition, during 2010, we paid a bonus totaling RMB 12,075,000 (approximate to $1.78 million) as executive compensation to our Chief Executive Officer Mr. Liang Kaien, for his great performance and contribution to our business success.  Mr. Liang is one of the major lecturers who providing educational training services to our students. Therefore, such compensation was part of the lecturer’s fee included in our cost of revenues.. Furthermore, the increase in our costs of revenues was also affected by the fact that we just started our business in April 2009 and less than nine months was actually included in the prior comparative period. Accordingly, accumulated cost of revenues for the year ended December 31, 2010 was higher than in 2009.

The following table summarizes the cost of revenues for the year ended December 31, 2010 and the period from April 23, 2009 to December 31, 2009:

	2010	2009 (Restated)
Cost of lecturers’ compensation	$3,670,056	$447,105
Hotel, conference-room	2,659,291	994,725
Educational facility costs	327,182	90,304
Administrative support expense	478,535	107,942
Consulting costs	1,158,689	151,489
Other costs	293,729	105,844
Total cost of sales	$8,497,482	$1,897,409

Gross profit and gross margin.

Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $3.7 million, or 58.6%, to approximately $10 million in 2010, from $6.3 million in 2009. The increase in our gross profit was primarily due to increased revenue. However, gross profit as a percentage of revenue (gross margin) decreased to 54.3% in 2010 from 77.1% in 2009. The decrease in gross margin was due to our increased cost of revenue incurred in 2010. In 2010, we paid more compensation to our lecturers, incurred more hotel and conference –room expense and consulting expenses when our business activities increased. As a result, cost of revenue increased 347.8% as discussed above.  As cost of revenue increased, gross margin decreased accordingly.

Operating expenses

Our selling expenses primarily include sales commission paid to outside agents for student recruiting and salaries paid to out-source marketing and sales forces.

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office spaces rent expenses; and
(5) Other associated fees.

The following table sets forth our operating expenses for the periods indicated:

	2010	2009 (Restated)
Selling Expenses	$2,137,245	$1,395,315
General and administrative Expense	3,936,945	1,217,141
Total operating expenses	$6,074,190	$2,612,456

Total operating expenses were $6,074,190 for the year ended December 31, 2010, representing a representing a 132.5%, or $3.46 million increase as compared to operating expenses of $2,612,456 for the year ended December 31, 2009. The increase in our operating expenses for the year ended December 31, 2010 as compared to the same period of 2009 was attributable to increases in selling, general and administrative expenses. The increase in sales and marketing expenses of $0.74 million or 53.2% because we incurred more sales commission expense paid to our sales representatives as we expanded our business and recruited more students.  During 2010, we also incurred more promotion and advertising expense in order to generate wider public awareness to our brand name and course content. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more comprehensive training courses and target new markets to expand our operations.  The increase in our general administrative expense of $2.7 million or 223.5% primarily related the following reasons:

i)
During 2010, in connection with our going public in the United States, we incurred significant consulting and professional fees. Total fees related to going public amounted to approximately RMB 7 million (equivalent to $1.03 million).

ii)	The increase in our general and administrative expense was also affected by our expanded business in Shanghai, which required us to hire more personnel to manage the business.

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

Other income (expenses)

Other income (expense) primarily consists of interest income (expense), advertising income, as well as donations made to national disaster zones in China. For the year ended December 31, 2010, we reported net other income of $19,461, which included interest income of $21,052 generated from our large bank deposit, interest expense of $20,728, advertising income of $314,638 as well as other expenses of $295,501 which represented our donation made to a China earthquake zone in 2010.  In addition, during 2010, we received RMB 650,000 (equivalent to $96,038), representing a refund from local tax authority as an incentive to encourage foreign-owned entity to conduct business in Hangzhou City. This amount has been used to offset our sales taxes included in our cost of revenues.

For the year ended December 31, 2009, we reported net other expense of $162,068, which primarily consisted of interest expense of $23,347 paid to PRC banks, as well as a $146,781  donation made to a disaster zone in China. Net other income (expenses) increased $181,529 for the year ended December 31, 2010 as compared to the prior comparative period.

Income taxes

Our Company is primarily governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For 2010 and 2009, we incurred income taxes of $1,462,492 and $931,653, respectively.

The following table reconciles the U.S. statutory rates to the Company’s PRC effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
U.S. Statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between U.S. and China	(10.0%)	(10.0%)
Non-deductible expenditure related to executive compensation (1)	11.0%	0.8%
Effective income tax rate	36.0%	25.8%

       Note (1): non-deductible expenditure related to executive compensation, On August 26, 2009, the Company entered into an agreement with third-party to translate one of the books, written by the Company’s Chief Executive Officer Mr. Liang Kaien, into six different languages and publish the book in six different countries. Total translation and publishing fees amounted to RMB 1,221,900 (approximate to $178,873). Since the Company does not benefit from the book translation and publishing, this amount has been treated as compensation paid to the Chief Executive Officer. The Company recorded executive compensation expense of $178,873 for the year ended December 31, 2009.

On July 2, 2010, the Company made cash compensation of 12,075,000 (equivalent to $1,784,088) to its Chief Executive Officer Mr. Liang Kaien, as bonus.  Mr. Liang is the one of the major lecturers who provides educational trainings services to the students. The Company recorded the executive compensation as cost of sales.

Net income

As a result of the above factors, we reported net income of $ 2,599,688 for the year ended December 31, 2010, as compared to net income of $2,673,575 for 2009. Net income decreased by $73,887 or 2.8% for the year ended December 31, 2010. The decrease in our net income was primarily attributable to our increased cost of revenues and increased general and administrative expenses as discussed above.  We expect to experience the ongoing positive trend in our financial performance through fiscal year 2011 and beyond.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

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

For the year ended December 31, 2010, other comprehensive income resulted from the currency translation gain amounted to $69,490.  For the year ended December 31, 2009, other comprehensive income resulted from the currency translation gain amounted to $2,404.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as proceeds from issuance of common stock.

Total current assets increased by $3.7 million from $7.6 million as of December 31, 2009 to $11.3 million as of December 31, 2010.  The primary changes in our current assets during 2010 were from changes in cash and cash equivalents.  The increase in our cash from $6,089,919 at December 31, 2009 to $10,272,391 at December 31, 2010 was because our increased revenues allowed more cash to be available for our operations. Our business model and nature determines that tuition should be fully paid by students before the training services can be rendered or delivered. The increase in our cash and cash equivalents was also due to the net proceeds of $1,605,150 we received from issuance of common stock to investors in our private placement during 2010. In 2010, we issued 784,100 shares of our common stock to these investors.

Total current liabilities as of December 31, 2010 amounted to $6.78 million as compared to $5.39 million at December 31, 2009. The increase in current liabilities was primarily due to increase in our customer deposits and tax payable. The increase of customer deposits from $4,223,084 at December 31, 2009 to $4,883,410 at December 31, 2010 was due to our increased sales activities.  Customer deposits represent amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Customer deposits are refundable if the training doesn’t occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized. The increase in our tax payable from $275,657 at December 31, 2009 to $1,180,080 at December 31, 2010 was due to our increased taxable income.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the years ended December 31, 2010 and 2009 respectively is summarized as follows:

	2010	2009 (Restated)
Cash flows from operating activities	$4,458,359	$6,536,942
Cash flows from investing activities	(812,408)	(559,620)
Cash flows from financing activities	319,134	108,956
Effect of exchange rate changes on cash	217,387	3,641
Net increase in cash and cash equivalents	4,182,472	6,089,919
Cash and cash equivalents, beginning of period	6,089,919	-
Cash and cash equivalents, end of period	10,272,391	6,089,919

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2010 was $4,458,359 which consisted of our net income of $2,599,688, and noncash adjustments of $165,753, offset by net changes in operating assets and liabilities due to our expanded operating activities, including a decrease in advances to management of $380,637 which was  short-term advances made to one manager who is responsible for negotiating hotels, converting currency from Chinese RMB into US Dollar,  and ensuring student-recruiting are performed in a timely manner.  In addition,  our advance to vendors decreased by $212,089, which primarily represents payments made to invited foreign lecturers in order to provide educational training service to Chinese students, increase of tax payable of $873,108 which represents the unpaid tax liability to our local tax authority in the near future, as well as a increase of advance from customers in the amount of $503,934, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash provided by operating activities was $6,536,942 for the year ended December 31, 2009, which consisted of our net income of $2,673,575, and noncash adjustments of $7,564, offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in advance to vendors, which represents cash advance made to several well-known foreign lecturers in order to arrange for them to come to China to provide educational services to students in 2010. In addition, our advances to management increased by $694,909 which were short-term advances made to certain managers for marketing, hotel negotiation and to ensure student-recruiting are performed in a timely manner, as well as a increase of customer deposits of $4,220,559 which was a cash advance made to us by our students to attend our training courses or featured lectures. Customer deposits will be recognized as revenue when our training services have been provided and the criteria of revenue recognition have been met in the near future. Tax payable increased by $275,492 which represents the unpaid tax liability to be cleared with our local tax authority in the near future

Net cash provided by operating activities decreased by $2,078,583 or 31.8% for the year ended December 31, 2010 as compared to the prior comparative period, as a result of the above.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $812,408, representing the acquisition of property and equipment as well as a long-term deposit made to a local hotel in order to obtain a favorable hotel-room booking rate for educational training purposes.

Net cash used in investing activities amounted to $559,620 for the year ended December 31, 2009, primarily included the increase in our restricted cash deposit with a local bank of $292,778 to be used as an guarantee for maintaining our educational qualification. The increase in our cash used in investing activities in 2009 also included acquisition of property and equipment of $196,200 as well as a long-term deposit made to a local hotel in order to obtain a favorable hotel-room booking rate for educational training purposes.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $319,134, including dividend payment of $1,285,305 made to shareholder. On January 30, 2010, our Company’s Board of Directors adopted a resolution to declare dividends in the total amount of RMB 9,250, 000 (equivalent to $1,285,305) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 9,250,000(approximately $1,285,305) in cash to Magic Dream Enterprises Ltd. after dividend tax being paid to relevant Chinese tax authority.

The increase in our cash provided by financing activities for the year ended December 31, 2010 was also affected by increase in the proceeds from issuance of common shares under private placement of $1,605,150. On June 8, 2010, our Board of Directors, decided to issue, on a private placement basis, a total of 610,200 shares of our common stock, par value of $0.001 at a selling price of $2.00 per share to a total of 60 authorized individuals. We raised $1,220,400 in total proceeds as a result of this issuance. On August 2, 2010, we issued additional 100,000 shares of our common stock at a selling price of $2.00 per share to one authorized individual for the same consideration as the offering consummated on June 8, 2010. We raised additional $200,000 in total proceeds as a result of this issuance.  On December 2, 2010, we entered into a Securities Purchase Agreement with certain investors relating to the issuance and sale of 73,900 shares of our common stock, par value $0.001 per share, at a price of $2.50 per share, in a private placement transaction. The aggregate purchase price for the Shares was $184,750.

Net cash provided by financing activities for the year ended December 31, 2009 amounted to $108,956, including capital contribution by our shareholders of $89,221, as well as a shareholder loan of $19,735.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The carrying amounts reported in the balance sheets for current assets and current liabilities approximate their fair value based on the short-term maturity of these instruments. The Company’s restricted cash and long-term deposit approximate fair value as these assets represent cash. The Company does not have any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Accounts receivable

Accounts receivable consists of balances due from the enterprises for the education services provided. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  The Company determined that no allowance was considered necessary at December 31, 2010 and 2009, respectively.

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during 2010 and 2009.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, payment is collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds. Deposits or advance payments from customers prior to delivery of services are recorded as advance from customers.

Income taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred taxes for the year ended December 31, 2010 and 2009.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2010 and 2009, respectively.

All tax returns of the Company since inception are subject to tax examination by tax authorities.

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

	December 31, 2010	December 31, 2009
Period end RMB: US$ exchange rate	6.6023	6.8270
Average RMB: US$ exchange rate	6.7682	6.8311

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. No potential common shares were considered anti-dilutive for the periods presented.

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

Obligations under Material Contracts

We did not have any payment obligations in fiscal year 2010.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Liang and Mr. Huang determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

Prior to our acquisition of SLM on February 12, 2010, SLM and its subsidiaries and variable interest entities were private companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with such acquisition and our anticipated growth, we are seeking additional financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements, however we still have a relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents us from maintaining effective controls and appropriately segregating duties within our internal control systems.

We are implementing several measures to address the material weakness that has been identified, including the following:

•	We have established an audit committee of our board of directors. The audit committee will provide oversight of our accounting and financial reporting;

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures;

•
We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies;

•
We intend to implement training to our employees in China to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On June 8, 2010, we issued an aggregate of 610,200 shares of our common stock, at a price of $2.00 per share, to a total of 60 non-U.S. Person individuals. We raised $1,220,400 in total proceeds as a result of this issuance. On August 2, 2010, we issued an additional 100,000 shares of our common stock, at a price of $2.00 per share, to one non-U.S. Person individual.

The form of securities purchase agreement used for such transactions is filed herein as Exhibit 10.14.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Kaien Liang	38	Chairman and Chief Executive Officer
Zhiwei Huang	43	Chief Financial Officer
Pokai Hsu	39	Chief Operating Officer and Director
Tingyuan Chen	45	Chief Strategy Officer
Hongmiao Chen	50	Director
Tony Ho	36	Director
Hongbo Shen	30	Director

Mr. Kaien Liang. Mr. Liang has served as our Chairman and Chief Executive Officer since February 12, 2010. From 2006 to 2010, Mr. Liang was the Chairman of SLM. From 2004 to 2006, he served as president of Singapore Magic of Success Training Co., Ltd.. Prior to that, Mr. Liang worked as Marketing Director at Asia Magic Your Life Group between 2000 and 2003, and Marketing Director of Success Magazine in Taiwan from 1997 to 2000. During that period, he participated in and made a major investment in learning from several professional training programs, learning directly from 38 world-class masters in different management fields. Mr. Liang holds 14 internationally accredited certificates in respect of negotiation, marketing, sale, public speaking and customer service, among others. His total audience exceeds 500,000. His books, Never Say Impossible and Who is the Next Magic, have been published and sold well. Mr. Liang was trained in the night school of Taiwan Yuda Advanced Business School.

Mr. Zhiwei Huang. Mr. Huang became our Chief Financial Officer on February 12, 2010 and served as the Chief Financial Officer of SLM from 2006 to 2010. Prior to joining us, he has served as Financial Manager in Hangzhou Tai-Yang-Shen Marketing Co., Ltd. for 16 years.  Before that, he served as Accountant in Zhejiang Hangzhou Shipping Corp. between 1989 and 1993. Mr. Huang graduated from Wuhan River Transport College in 1989 and graduated from Zhejiang University of Finance & Economics in 2004.

Mr. Pokai Hsu. Mr. Hsu has served as our Chief Operating Officer since February 12, 2010 and became a member of our board of directors on October 8, 2010. From 2006 to 2010, Mr. Hsu served as the Chief Operating Officer of SLM. Prior to joining us, he served as Chief Operating Officer of Asia Magic Your Life Group from 2004 to 2006. He served as the General Manager at Beijing Hongyuan Yingtong Cultural Press Co., Ltd. between 2002 and 2003. Prior to that, he worked in Du Yunsheng Consulting Co., Ltd., as the Chief Consultant for two years. By integrating his learning and achievements in motivational training in UK, USA, and Japan, Mr. Hsu has created an efficient training system in unleashing employee potential. He has given lectures over 2,300 times in the last 8 years, with audiences of over 200,000. In 2006, his bestseller, How to Be No.1 in China, broke the Guinness record for sales of a book at a book-signing event. Mr. Hsu graduated from Jingwei Industry and Business Vocational School with a high school diploma.

Mr. Tingyuan Chen. Mr. Chen became our Chief Strategy Officer on February 12, 2010 and served as the Chief Strategy Officer of SLM from 2006 to 2010.  Prior to joining us, he served as Chief Strategy Officer of Asia Magic Your Life Group from 2004 to 2006. Prior to that, he worked for Steve Chen Training Entity as a lecturer for four years.  As a student of Mr. Abraham, the world “marketing wizard,” Mr. Chen specialized in teaching and coaching people in time management and strategic decision-making. Mr. Chen graduated from National United University in Taiwan in 1986.

Ms. Hongmiao Chen. Ms. Chen became a member of our board of directors on October 8, 2010. She currently serves as the general manager of Shanghai Da Ketang Tea Corporation, a company engaged in manufacturing and sales of team products.  She has held this position since May 2003. From 2001 to 2003, Ms. Chen was the deputy general manager of Shanghai Lingyun Industrial Development Co., Ltd. Ms. Chen received her Bachelor’s degree from Suzhou University and her Master’s degree from East China Normal University.

Mr. Tony Ho. Mr. Ho became a member of our board of directors on October 8, 2010. He has served as a project director and consultant for various companies including Miracle Works Media Corporation, Power Source Energy Co., Ltd., Solar Focus, Atomtech Energy & Industrials Co., Ltd., Pealinux International, Kent Periscope, Ltd., StarBio Technology Co., Ltd., Headwin Technology Co., Ltd., King Polyechnic Engineering Co., Ltd., the SYSCOM Group, EGuider Digital Technology Consulting Limited and the Corporate Synergy Development Center.  Mr. Ho also has served as the Information Officer Assistant Manager and Assistant Manager of the Information Technology Group of Taishin International Bank. Mr. Ho holds a Bachelor’s degree in Information Management from Chaoyang Science and Technology University. He also holds Certifications for Phillips Speech Pearl, ISO 9001 Auditor, DNV ISO 9001:2000 Internal Auditor, ITIL Accounting Management and ITIL Foundation Certificate in IT-Service Management.

Mr. Hongbo Shen. Mr. Shen became a member of our board of directors on October 8, 2010. Since March 2009, he has served as an Associate Professor at Fudan University, Financial Research Institution.  Prior to this position, Mr. Shen was a research fellow at Tsinghua University from January 2007 to March 2009.  Mr. Shen holds a Ph.D. in Accounting and is certified by the Association of Chartered Certified Accountants.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Our board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on our board as a whole, in light of our current needs and business priorities. We are a U.S. public company that provides executive training programs to business executives and entrepreneurs in China. Therefore, the board believes that a diversity of professional experiences in China’s professional training industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the board.

Set forth below is a summary of some of the specific qualifications, attributes, skills and experiences of our directors that led us to the conclusion that they should serve on our board.

Kaien Liang

•	Co-founder of our business and Chairman and Chief Executive Officer of since our inception
•	More than 10 years of experience in the professional training industry, including lectures and published works
•	Mr. Liang contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the professional training industry

Pokai Hsu

•	Chief Operating Officer of our business since our inception
•	More than 10 years of experience in the professional training industry, including lectures and published works
•	Mr. Liang contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the professional training industry

Hongmiao Chen

•	Rich experience in corporate management and investment strategies
•	Honor Professor of the MBA program of Shanghai University
•	Extensive network with banks, brokers and fund managers

Tony Ho

•	Senior management positions in many companies
•	Experienced in business operation and management

Hongbo Shen

•	Certified Accountant and Ph.D. in Accounting
•	Postdoctoral Researcher of Tsinghua University; Academic visitor of Harvard University Finance Society.
•	Mr. Shen’s extensive knowledge of financial markets and the banking industry makes him a valuable member of our board of directors

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2010, a Form 3 for Magic Dream Enterprises Ltd. was filed late due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On October 7, 2010, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on October 12, 2010.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We have established an audit committee but have not adopted an audit committee charter. The audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)(5)	Total ($)
Kaien Liang, Chairman and	2010	$36,630	$1,999,220	$116,418	$2,152,286
Chief Executive Officer (1)	2009	$47,162	$544,694	$28,676	$620,532
Pokai Hsu,	2010	$36,630	$158,224	$19,701	$214,555
Chief Operating Officer(2)	2009	$36,630	-	-	$36,630
Tingyuan Chen,	2010	$36,630	$158,224	$82,089	$276,943
Chief Strategy Officer(3)	2009	$36,630	-	$73,529	$110,159
Cody Love,	2010	-	-	-	-
Former Chief Executive Officer (4)	2009	-	-	-	-

(1)
On February 12, 2010, we acquired SLM in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Liang became our Chairman and Chief Executive Officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Liang served in the same capacities with SLM. The annual, long term and other compensation shown in this table include the amount Mr. Liang received from SLM prior to the consummation of the reverse acquisition.

(2)
On February 12, 2010, Mr. Hsu became our Chief Operating Officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Hsu served in the same capacities with SLM. The annual, long term and other compensation shown in this table include the amount Mr. Hsu received from SLM prior to the consummation of the reverse acquisition.

(3)
On February 12, 2010, Mr. Chen became our Chief Strategy Officer, effective immediately. Prior to the effective date of the reverse acquisition, Mr. Chen served in the same capacities with SLM. The annual, long term and other compensation shown in this table include the amount Mr. Chen received from SLM prior to the consummation of the reverse acquisition.

(4)	Mr. Love resigned as our Chief Executive Officer on February 12, 2010 in connection with the reverse acquisition.

(5)	Includes housing allowance each officer received in 2009 and 2010.

Employment Agreements

All of our employees, including Mr. Kaien Liang, our Chairman and Chief Executive Officer, Mr. Zhiwei Huang, our Chief Financial Officer, Mr. Pokai Hsu, our Chief Operating Officer, and Mr. Tingyuan Chen, Chief Strategy Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Liang’s employment agreement provides for an annual salary of RMB240,000 (approximately $39,630), Mr. Huang’s employment agreement provides for an annual salary of RMB144,000 (approximately $22,153), Mr. Hsu’s employment agreement provides for an annual salary of RMB240,000(approximately $36,630), and Mr. Chen’s employment agreement provides for an annual salary of RMB 240,000(approximately $36,630).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our independent directors during year ended December 31, 2010:

Name	Fees earned or paid in cash (RMB)	All Other Compensation ($)	Total (RMB)
Hongmiao Chen	36,000	0	36,000
Tony Ho	36,000	0	36,000
Hongbo Shen	60,000	0	60,000

On October 8, 2010, we entered into a separate independent director’s agreement with each of our independent directors, Ms. Hongmiao Chen, Mr. Tony Ho and Mr. Hongbo Shen. Under the terms of the independent director’s agreements, we agreed to pay Ms. Chen an annual fee of RMB 36,000 (approximately $5,390), Mr. Ho an annual fee of RMB 36,000 (approximately $5,390) and Mr. Shen an annual fee of RMB 60,000 (approximately $8,990), as compensation for the services to be provided by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Xinqiao Industrial Park, Jingde County, Anhui Province, 242600, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Kaien Liang	Chairman and Chief Executive Officer	Common Stock	16,120,500	70.60%
Zhiwei Huang	Chief Financial Officer	Common Stock	0	*
Pokai Hsu	Chief Operating Officer and Director	Common Stock	1,760,000	7.71%
Tingyuan Chen	Chief Strategy Officer	Common Stock	1,100,000	4.82%
Hongmiao Chen	Director	Common Stock	0	*
Tony Ho	Director	Common Stock	0	*
Hongbo Shen	Director		0	*
All officers and directors as a group (7 persons named above)		Common Stock	18,980,500	83.12%
5% Security Holders
Kaien Liang		Common Stock	16120,500	70.60%
Pokai Hsu		Common Stock	1,760,000	7.71%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 22,834,100 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2011.  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
We operate our businesses in China through MYL Commercial and its subsidiary, MYL Training School. MYL Commercial is owned by SLM. See Item 1 “Business—Corporate Structure” for a description of these contractual arrangements.

•
During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $19,690 and $19,746 as of December 31, 2010 and 2009, respectively.

•	In early 2010, MYL Business provided the following officers short-term advances to organize lectures in Shanghai.

Kaien Liang	RMB 1,747,500 (approximately $266,835)
Pokai Hsu	RMB 1,130,200 (approximately $172,576)
Tingyuan Chen	RMB 1,130,200 (approximately $172,576)
Shuiyuan Hong	RMB 1,130,200 (approximately $172,576)
Jiaye Lin	RMB 840,200 (approximately $128,294)

•
On August 26, 2009, the Company entered into an agreement with third-party to translate one of the books, written by the Company’s Chief Executive Officer Mr. Liang Kaien, into six different languages and publish the book in six different countries. Total translation and publishing fees amounted to RMB 1,221,900 (approximate to $178,873). Since the Company does not benefit from the book translation and publishing, this amount has been treated as compensation paid to the Chief Executive Officer. The Company recorded executive compensation expense of $178,873 for the year ended December 31, 2009.

•
On July 2, 2010, the Company paid a bonus totaling RMB 12,075,000 (equivalent to $1,784,088) to its Chief Executive Officer Mr. Kaien Liang.  Mr. Liang is the one of the major lecturers who provides educational trainings services to students. The Company recorded the executive compensation as cost of sales.

Director Independence

Ms. Hongmiao Chen, Mr. Tony Ho and Mr. Hongbo Shen currently serve on our board as independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$111,500	$11,000
Audit-Related Fees	$3,000	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$114,500	$11,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman LLP for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2011

CHINA EXECUTIVE EDUCATION CORP.

By:	/s/ Kaien Liang
Kaien Liang
Chief Executive Officer

By:	/s/ Zhiwei Huang
Zhiwei Huang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorized Kaien Liang and Zhiwei Huang as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Kaien Liang	Chairman and Chief Executive Officer	April 15, 2011
Kaien Liang	(Principal Executive Officer)

/s/ Zhiwei Huang	Chief Financial Officer	April 15, 2011
Zhiwei Huang	(Principal Financial and Accounting Officer)

/s/ Pokai Hsu	Director	April 15, 2011
Pokai Hsu

/s/ Hongmiao Chen	Director	April 15, 2011
Hongmiao Chen

/s/ Tony Ho	Director	April 15, 2011
Tony Ho

/s/ Hongbo Shen	Director	April 15, 2011
Hongbo Shen

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US dollars)

TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (April 23, 2009) TO DECEMBER 31,2009	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009 FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of China Executive Education Corp.

We have audited the accompanying consolidated balance sheets of China Executive Education Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2010 and the period from April 23, 2009 (inception) though December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Executive Education Corp. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and the period from April 23, 2009 (inception) though December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey
April 15, 2011

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS		(Restated)

Current assets:
Cash and cash equivalents	$10,272,391	$6,089,919
Advance to vendors	415,619	612,199
Other receivables	285,854	204,482
Advances to management	328,791	695,325
Total current assets	11,302,655	7,601,925

Property, plant and equipment, net	735,876	188,749
Restricted cash	302,924	292,954
Long-term deposit	302,924	70,684

Total Assets	$12,644,379	$8,154,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$4,883,410	$4,223,084
Other payable	49,381	679,239
Due to shareholder	19,690	19,746
Accrued expenses	653,261	192,052
Taxes payable	1,180,080	275,657
Total current liabilities	6,785,822	5,389,778

Commitments

Stockholders' equity
Common stock, $0.001 par value, 70,000,000 shares
authorized, 22,834,100 shares and 21,560,000 shares issued and
outstanding at December 31, 2010 and 2009, respectively	22,834	21,560
Additional paid-in capital	1,771,516	62,640
Statutory surplus	43,917	43,917
Retained earnings	3,946,927	2,638,798
Accumulated other comprehensive income	71,894	2,404
Total equity	5,857,088	2,769,319
Non-controlling interest	1,469	(4,785)
Total stockholders' equity	5,858,557	2,764,534

Total Liabilities and Stockholder's Equity	$12,644,379	$8,154,312

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the yeard ended	From inception (April 23, 2009) to
	December 31, 2010	December 31, 2009
		(Restated)

Revenues	$18,614,391	$8,277,161
Cost of revenue	8,497,482	1,897,409
Gross profit	10,116,909	6,379,752

Operating expenses
Selling expenses	2,137,245	1,395,315
General and administrative expenses	3,936,945	1,217,141
Total operating expenses	6,074,190	2,612,456

Income from operations	4,042,719	3,767,296

Other income (expenses)
Interest income	21,052	8,060
Interest expenses	(20,728)	(23,347)
Other income	314,638	-
Other expenses	(295,501)	(146,781)
Total Other income(expenses)	19,461	(162,068)

Income before income taxes	4,062,180	3,605,228

Provision for income taxes	1,462,492	931,653

Net income	2,599,688	2,673,575
Net income (loss) attributable to non-controlling interest	6,254	(9,140)
Net income attributable to the Company	2,593,434	2,682,715

Comprehensive income
Net income	2,599,688	2,673,575
Foreign currency translation gain	69,490	2,404
Total comprehensive income	2,669,178	2,675,979

Less: net income attributable to non-controlling interest	6,254	(9,140)

Comprehensive income attributable to the Company	$2,662,924	$2,685,119

Basic and diluted income per common share	$0.12	$0.12

Basic and diluted weighted average common shares outstanding	22,379,847	21,560,000

Cash dividends per common share	$0.06	$-

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		From inception
	For the year ended	(April 23, 2009) to
	December 31, 2010	December 31, 2009
		(Restated)
Cash flows from operating activities
Net income	$2,599,688	$2,673,575
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	60,753	7,564
Stock issued for services	105,000	-
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(72,741)	(204,359)
Advance to vendors	212,089	(611,834)
Advances to management	380,637	(694,909)
Increase (decrease) in -
Other payable	(647,836)	678,917
Customer deposits	503,934	4,220,559
Accrued expenses	443,727	191,937
Tax payable	873,108	275,492

Net cash provided by operating activities	4,458,359	6,536,942

Cash flows from investing activities
Restricted cash	-	(292,778)
Long-term deposit	(224,202)	(70,642)
Acquistion of property and equipment	(588,206)	(196,200)

Net cash used in investing activities	(812,408)	(559,620)

Cash flows from financing activities
Dividend payment	(1,285,305)	-
Proceeds from issuance of common stock under private placements	1,605,150	-
Proceeds from shareholder loan		19,735
Repayment of shareholder loan	(711)
Shareholder capital contribution	-	89,221

Net cash (used in) provided by financing activities	319,134	108,956

Effect of exchange rate changes on cash and cash equivalents	217,387	3,641
	-	-
Net increase in cash and cash equivalents	4,182,472	6,089,919

Cash and cash equivalents, beginning of period	6,089,919	-

Cash and cash equivalents, end of period	$10,272,391	$6,089,919

Supplemental disclosures of cash flow information:
Interest paid	$20,728	$23,347
Income taxes paid	708,792	789,656

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other		Non-
	($0.001 par value)		Paid-in	Comprehensive	Statutory	controlling	Retained
	Shares	Amount	Capital	Income	Reserve	interest	Earnings	Total
Balance at inception - April 23, 2009	21,560,000	$21,560	$62,640	$-	$-	$4,355	$-	88,555

Net income for the period	-	-	-	-	-	(9,140)	2,682,715	2,673,575
Appropriation to statutory surplus reserve	-	-	-	-	43,917	-	(43,917)	-
Foreign currency translation gain (loss)	-	-	-	2,404	-		-	2,404

Balance at December 31, 2009 (Restated) *	21,560,000	21,560	62,640	2,404	43,917	(4,785)	2,638,798	2,764,534

Acquistion of On Demand Heavy Duty Corp on February 12, 2010	440,000	440	(440)	-	-	-	-	-
Stock issued for services on March 29, 2010	50,000	50	104,950	-	-	-	-	105,000
Issuance of common stock under private placement on June 8, 2010	610,200	610	1,219,790	-	-	-	-	1,220,400
Issuance of common stock under private placement on August 2, 2010	100,000	100	199,900	-	-	-	-	200,000
Issuance of common stock under private placement on December 2, 2010	73,900	74	184,676	-	-	-	-	184,750
Dividend paid	-	-	-	-	-	-	(1,285,305)	(1,285,305)
Net income for the year	-	-	-	-	-	6,254	2,593,434	2,599,688
Foreign currency translation gain (loss)	-	-	-	69,490	-	-	-	69,490

Balance at December 31, 2010	22,834,100	$22,834	$1,771,516	$71,894	$43,917	$1,469	$3,946,927	$5,858,557

* See Note 20

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of these transactions, persons affiliated with the SLM and MYL Business owned securities that in the aggregate represented approximately 98% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with MYL Business controlled the Board of Directors.
Consequently, the Company’s name was changed from “On Demand Heavy Duty Corp.” to the Merger Sub’s name “China Executive Education Corp.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The above mentioned merger transaction has been accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, SLM is treated as the continuing entity for accounting purposes. SLM did not commence business operations until April 2009.

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

Based on these contractual arrangements, management believes that MYL Commercial should be considered as a Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, because the Company is the primary beneficiary. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAPP) and include the accounts of all directly and indirectly owned subsidiaries listed below. All material intercompany transactions have been eliminated in consolidation.

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

The carrying amounts reported in the balance sheets for current assets and current liabilities approximate their fair value based on the short-term maturity of these instruments. The Company’s restricted cash and long-term deposit approximate fair value as these assets represent cash. The Company does not have any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable consists of balances due from the enterprises for the education services provided. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. The Company does periodical reviews as to the collectability of its accounts receivable.  If the collectability of the balances become doubtful the management estimates a valuation allowance for anticipated uncollectible  balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  The Company determined that no allowance was considered necessary at December 31, 2010 and 2009, respectively.

Advances to vendors

Advances to vendors consist of payments made and recorded in advance for featured lectures that have not been provided to or received by the Company from invited foreign speakers.  Featured lectures are generally provided to students within six to nine months after the advances have been made. Such advances are expensed through cost of revenue as the speeches are performed. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Advances to vendors as of December 31, 2010 and December 31, 2009 amounted to $415,619 and $612,199, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises  its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to an expense account in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Computer electronics equipments	3 years
Other equipments	3 years
Leasehold improvements	2 years

Any gain or loss on disposal or retirement of property and equipment is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the respective  asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statements of income.

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during 2010 and 2009.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, payment is collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds. Deposits or advance payments from customers prior to delivery of services are recorded as advance from customers.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs

Advertising costs are expensed when incurred in accordance with ASC 720-35 “Advertising Costs”. Advertising expenses consist primarily of costs of promotion for corporate image and costs of direct advertising for marketing the Company’s course training programs. Advertising costs were $468,724 and $92,073 for the years ended December31, 2010 and 2009, respectively.

Income taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred taxes for the year ended December 31, 2010 and 2009.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2010 and 2009, respectively.

All tax returns of the Company since inception are subject to tax examination by tax authorities.

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company is Renminbi (“RMB”), the currency of the PRC.

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

	December 31, 2010	December 31, 2009
Period end RMB: US$ exchange rate	6.6023	6.8270
Average RMB: US$ exchange rate	6.7682	6.8311

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income

 In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during 2010 and 2009 were net income and the foreign currency translation adjustment.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no potential common shares anti-dilutive for the periods presented.

Statements of cash flows

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. For purposes of the statements of cash flows, all highly liquid instruments with original maturities of three months or less are considered cash equivalents.

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

Note 4. RESTRICTED CASH

Restricted cash has been set aside because the Company is required by the Chinese government to have basic infrastructure, necessary facility, place and fund to conduct educational business in China. Since the Company does not have physical facility and campus in Hangzhou, a restricted cash deposit with PRC Bank for RMB 2 million is required by local educational authority in order to maintain the Company’s subsidiary Hangzhou Chaoyue School. Restricted cash amounted to $302,924 and $292,954 as of December 31, 2010 and December 31, 2009, respectively.

Note 5. ADVANCES TO MANAGEMENT

Advances to management include short-term advances made to certain managers for business marketing, hotel negotiation, and student recruiting purposes. Such advances will be expensed as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of December 31, 2010, the advances amounted to $328,791 and $695,325, respectively, and these amounts have been subsequently collected. Therefore, no allowance for the uncollectible amounts was deemed necessary.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. ADVANCE TO VENDORS

Advance to vendors primarily represent cash advance payments made to invited foreign lecturers or world masters in order to arrange for them to provide educational trainings or speeches to Chinese students. Such advances are expensed as cost of sales as the planned services have been performed. As of December 31, 2010 and 2009, advance to vendors amounted to $415,619 and $612,199, respectively. Advance to vendors are generally short-term in nature and management believes that no allowance for the uncollectible amounts was deemed necessary.

Note 7. LONG-TERM DEPOSIT

Pursuant to the contract terms with a local hotel, the Company is required to make advance deposits with the local hotels in order for the Company to book hotel rooms or conference rooms at favorable rates to hold various meetings or provide training courses to students. Such deposits are long-term in nature. As of December 31, 2010 and 2009, long-term deposits for hotel arrangements amounted to $302,924 and $70,684, respectively.

Note 8. PROPERTY AND EQUIPMENT

As of December 31, 2010 and December 31, 2009, the detail of property and equipment was as follows:

	December 31,	December 31,
	2010	2009
Property	$94,636	$91,521
Computer and electronics equipment	175,718	47,220
Automobiles	486,269	9,843
Leasehold improvements	49,358	47,733
Sub-total	805,981	196,317
Less: accumulated depreciation	(70,105)	(7,568)

Property, plant and equipment, net	$735,876	$188,749

Note 9. CUSTOMER DEPOSITS

Customer deposits represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Customer deposits are refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized. As of December 31, 2010 and December 31, 2009, the balance of customer deposits totaled $4,883,410 and $4,223,084, respectively.

Note 10. RELATED PARTY TRANSACTION

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $19,690 and $19,746 as of December 31, 2010 and 2009, respectively.

On August 26, 2009, the Company entered into an agreement with third-party to translate one of the books, written by the Company’s Chief Executive Officer Mr. Liang Kaien, into six different languages and publish the book in six different countries. Total translation and publishing fees amounted to RMB 1,221,900 (approximate to $178,873). Since the Company does not benefit from the book translation and publishing, this amount has been treated as compensation paid to the Chief Executive Officer. The Company recorded executive compensation expense of $178,873 for the year ended December 31, 2009.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. RELATED PARTY TRANSACTION (continued)

On July 2, 2010, the Company paid a bonus totaling   RMB 12,075,000 (equivalent to $1,784,088) to its Chief Executive Officer Mr. Liang Kaien, as bonus.  Mr. Liang is the one of the major lecturers who provides educational trainings services to the students. The Company recorded the executive compensation as cost of sales.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer Mr. Liang Kaien, Chief Operating Officer Mr. Xu Pokai, and Chief Strategy Officer Mr. Chen Tingyuan.  For the years ended December 31, 2010 and 2009, housing benefit provided to these officers totaled $218,208 and $102,206, respectively.

Note 11. TAXES

(a) Business sales tax

The Company is subject to 5% business sales tax on actual revenue generated.  It is the Company’s continuing practice to accrue 5% of the sales tax on estimated revenue and file its tax returns based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount.  As a result, the Company’s accrual sales tax may differ from the actual tax clearance.

(b) Corporation income tax (“CIT”)

China Executive Education Corp was incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes of $39,558 for the year ended December 31, 2010, which may be available to reduce future years' taxable income. These carry forwards will expire in 2030. However, due to the change in control,   the amount of loss to be utilized each year may be limited. As the result of the share exchange agreement, management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance of $39,558 as of December 31, 2010.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning  private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s PRC effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
U.S. Statutory income tax rate	35.0%	35.0%
Foreign tax rate difference between U.S. and China	(10.0%)	(10.0%)
Non-deductible expenditure related to executive compensation (1)	11.0%	0.8%
Effective income tax rate	36.0%	25.0%

Note (1): non-deductible expenditure related to executive compensation, see Note 10.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11. TAXES (continued)

(c) Taxes payable

As of December 31, 2010 and December 31, 2009, taxes payable consisted of the following:

	As of	As of
	December 31,	December 31,
	2010	2009
Corporation income tax	$919,551	$142,082
Business tax	222,289	124,474
Other tax and fees	38,240	9,101

Total tax payable	$1,180,080	$275,657

Note 12.  STOCKHOLDERS’ EQUITY

(a)  Common stock

Prior to the Share Exchange, the Company had 6,510,000 shares of common stock issued and outstanding at $0.001 per share.

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

As a result of the share exchange and reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

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

On August 2, 2010, the Board of Directors of the Company issued, on a private placement basis, of 100,000 shares of its common stock, par value of $0.001 per share, at a purchase price of $2.00 per share, or an aggregate purchase price of $200,000 (equivalent to RMB 1,367,880), to one individually authorized person.

On December 2, 2010, the Company entered into a Securities Purchase Agreement  with certain investors relating to the issuance and sale of 73,900 shares of the Company’s common stock, par value $0.001 per share, at a price of $2.50 per share, in a private placement transaction. The aggregate purchase price for the Shares was $184,750.

The above common stock issued under private placement took place under Regulation S,
(“Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933”), which only requires the buyers to be foreign nationals and the transactions are conducted overseas.  The investors do not have to be accredited.

As of December 31, 2010, there were a total of 22,834,100 shares of the Company’s common stock issued and outstanding.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  STOCKHOLDERS’ EQUITY (continued)

(b)  Statutory reserve

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 50% of the entities’ registered capital as statutory surplus reserve. As of December 31, 2010, the balance of statutory surplus reserve was $43,917.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for 2010 and 2009, respectively.

Note 13.  NON-CONTROLLING INTEREST

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd. As of December 31, 2010 and 2009, non-controlling interest consisted of the following:

	December 31, 2010	December 31, 2009

Original paid-in capital	$4,354	$4,354
Retained Earnings (deficit)	3,773	(9,256)
Accumulated other comprehensive income (loss)	(6,658)	116

Total	$1,469	$(4,785)

NOTE 14.  DIVIDEND PAYMENT

On January 30, 2010, the Company’s Board of Directors adopted a resolution to declare dividends of RMB 9,250,000 (equivalent to $1,285,305) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island.

Pursuant to the above mentioned Board Resolutions, on June 17, 2010, the Company paid dividends of $1,285,305 in cash to Magic Dream Enterprises Ltd. after dividend tax being paid to relevant Chinese tax authority.

Besides those described above, the Company has not declared or paid dividends in the past and may not choose to make additional distribution in the future. Any decision as to the payment of dividends will depend on the available earnings, the capital requirements of the  Company, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 23% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $106,018 and $-0- for the years ended December 31, 2010 and 2009, respectively and are included in selling, general and administrative expenses.

NOTE 16 – ADVERTISING INCOME

During 2010, the Company entered into an agreement with a third party Tianying Commercial Goods Trading Company(“Tianying”) which provided a platform for Tianying to advertise its own brand and product information in the classrooms or on the Company’s teaching materials as an advertising campaign. In exchange, the Company received a payment from Tianying of RMB 2,088,000 (equivalent to $314,638) and recorded it as advertising income.

NOTE 17 – NON-OPERATING EXPENSES

In May 2009 and April 2010 respectively, China Wenchuan county and China Yushu county was struck by a massive earthquake which led to significant property damages and casualties. Immediate aftermath, the Company donated RMB 1 million (approximate to $146,781) and RMB 2 million (approximate to $295,501) to Wenchuan earthquake zone and Yushu earthquake zone, respectively, as an rescue effort.  The Company recorded such donations as non-operating expenses.

NOTE 18. COMMITMENTS

From time to time, the Company leases office spaces in Shanghai and Hangzhou in China to conduct its normal business activities, such as business administration, recruiting students, holding the business conferences and providing professional training courses or featured lectures to students.  The Company also has several rental arrangements which provide residential units to house key employees. These lease agreements will expire before October 2012.

Rent expenses for the above rental arrangements total $755,878 and $322,788 for 2010 and 2009, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

2011	$566,106
2012	22,615

Total	$588,721

NOTE 19.  WEIGHTED AVERAGE NUMBER OF SHARES

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed financial statements for the three months ended March 31, 2010, six months ended June 30, 2010 and for the nine months ended September 30, 2010 have been restated to correct the errors identified below.

The effect of restatements to correct the errors and the impact on the unaudited condensed consolidated balance sheets, and the related condensed consolidated statements of stockholders’ equity as of  March 31, 2010, June 30, 2010 and September 30, 2010, and the related condensed consolidated statements of income and comprehensive income,  consolidated statement of cash flows for the three months ended March 31, 2010, six months ended June 30, 2010 and for the nine months ended September 30, 2010, respectively, are presented below.

The following reclassifications and restatements impact the unaudited condensed consolidated financial statements:

•	Reclassified restricted cash of $293,002 originally included in Cash as Restricted Cash;
•	Reclassified Long-term Deposit and Advances to Management from Other Receivables and presented as separate line items;
•	Reclassified Real Property Rights Held for Investment of $ 91,536 to Property and Equipment;
•	Accrued previously under-recorded deferred revenue and other liabilities;
•	Corrected previously recorded Non-controlling interest to represent 5% equity interest the Company does not own resulting from the VIE agreement with MYL Commercials.
•	Corrected previously recorded Dividend Payment of $1,784,088 as cash compensation paid to executive officer ;
•
The unaudited condensed consolidated statements of income and comprehensive income have been restated for revenue and deferred revenue  based on the progress of the training course completion to reflect the appropriate revenue amount;

•
The unaudited condensed consolidated statements of cash flows have been restated by applying the average exchange rates for the period to translate the respective line items from RMB to US Dollar.  Previously the Company incorrectly used the period ended balance sheet spot exchange rate to translate certain items on the statements of cash flows.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

 The following table summarizes the effects of the reclassifications and restatement on the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2010 (restated):

CHINA EXECUTIVE EDUCATION CORP.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2010
	As previously reported	Adjustment	As restated

CURRENT ASSETS
Cash and cash equivalents	$3,784,855	$(293,002)	$3,491,853
Accounts receivable, net	29,095	(29,095)	-
Advance to vendors	986,199	-	986,199
Other receivables	2,748,801	(2,729,756)	19,045
Advances to management	-	2,491,850	2,491,850
Total current assets	7,548,950	(560,003)	6,988,947

Property and equipment, net	79,346	91,536	170,882
Restricted cash	-	293,002	293,002
Long-term deposit	-	293,002	293,002
Other assets	91,533	(91,533)	-

TOTAL ASSETS	$7,719,829	$26,004	$7,745,833

CURRENT LIABILITIES
Advance from customers	$2,841,047	676,663	$3,517,710
Taxes payable	443,155	(262,021)	181,134
Other payables	-	88,212	88,212
Payroll payable	90,449	(90,449)	-
Dividend payable	-	1,285,305	1,285,305
Due to a shareholder	-	19,045	19,045
Accrued expense	1,905	18,765	20,670
Total current liabilities	3,376,556	1,735,520	5,112,076

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 70,000,000 shares authorized,
22,050,000 shares issued and outstanding at March 31, 2010	22,050	-	22,050
Additional paid-in capital	170,821	(3,593)	167,228
Statutory reserve	358,026	(314,109)	43,917
Retained earnings	3,901,440	(1,498,470)	2,402,970
Accumulated other comprehensive income	3,032	(11,078)	(8,046)
Total stockholders' equity	4,455,369	(1,827,250)	2,628,119
Non-controlling interest	(112,096)	117,734	5,638
Total equity	4,343,273	(1,709,516)	2,633,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,719,829	$26,004	$7,745,833

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)

	For the three months ended March 31,
	As previously reported	Adjustments	As restated

Revenues	$4,445,631	$(104,167)	$4,341,464
Cost of revenue	1,514,745	(178,970)	1,335,775
Gross profit	2,930,886	74,803	3,005,689

Operating expenses
Selling expenses	719,101	(114,823)	604,278
General and administrative expenses	1,163,282	(106,525)	1,056,757
Total operating expenses	1,882,383.00	(221,348)	1,661,035

Income from operations	1,048,503	296,151	1,344,654

Other income (expenses)	238	(25)	213

Income before income taxes	1,048,741	296,126	1,344,867

Provision for income taxes	296,169	-	296,169

Net income	752,572	296,126	1,048,698
Less: net income attributable to non-controlling interest	(17,062)	17,915	853
Net income attributable to the Company	$769,634	$278,211	$1,047,845

Comprehensive income
Net income	752,572	296,126	1,048,698
Foreign currency translation gain	1,441	(11,892)	(10,451)
Total comprehensive Income	754,013	284,234	1,038,247

Basic and diluted income per common share	$0.03	$0.01	$0.04

Basic and diluted weighted average common shares outstanding	21,795,222	-	21,795,222

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (UNAUDITED

	For the three months ended March 31, 2010
	As previously
	Reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$752,572	$296,126	$1,048,698
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	9,260	358	9,618
Stock issued for services	105,000	-	105,000
(Increase) decrease in -
Accounts receivable	4,240	(4,240)	-
Other receivables	(1,733,070)	1,918,499	185,429
Advances to vendors	(254,588)	(119,228)	(373,816)
Advances to management	-	(1,796,017)	(1,796,017)
Increase (decrease) in -		-
Advance from customers	(788,985)	83,073	(705,912)
Taxes payable	(97,726)	3,180	(94,546)
Other payables and accrued liabilities	(583,628)	(178,630)	(762,258)
Net cash used in operating activities	(2,586,925)	203,122	(2,383,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(1,567)	(212,414)	(213,981)
Net cash used in investing activities	(1,567)	(212,414)	(213,981)

CASH FLOWS FROM FINANCING ACTIVITIES:			-
Repayment of shareholder loan	-	(704)	(704)
Net cash used in financing activities	-	(704)	(704)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENT	(8,781)	9,203	422

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,596,914)	(1,152)	(2,598,066)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	(291,851)	6,089,919

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,784,855	$(293,002)	$3,491,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income tax paid	$404,125	$-	$404,125
Interest paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Dividend declared	$-	$1,285,305	$1,285,305

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

The following table summarizes the effects of the reclassifications and restatement on the Company’s previously issued unaudited condensed consolidated financial statements for the period ended June 30, 2010 (restated):

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 30, 2010
	As previously reported	Adjustments	As restated

CURRENT ASSETS
Cash and cash equivalents	$6,692,589	$-	$6,692,589
Accounts receivable, net	294,923	(294,923)	-
Advance to vendor	915,646	-	915,646
Other receivables	1,886,061	(1,866,844)	19,217
Advances to management	-	1,542,364	1,542,364
Total current assets	9,801,869	(632,053)	9,169,816

PROPERTY AND EQUIPMENT, NET	270,350	-	270,350
Restricted cash	-	294,923	294,923
Long-term deposits	-	442,383	442,383

TOTAL ASSETS	$10,072,219	$105,253	$10,177,472

CURRENT LIABILITIES
Advance from customers	$2,788,348	$1,128,036	$3,916,384
Taxes payable	812,684	(263,738)	548,946
Payroll payable	91,043	(91,043)	-
Other payables	317,760	171,742	489,502
Due to a shareholder	-	19,170	19,170
Accrued expense	-	20,805	20,805
Dividend payable	1,593,199	(1,593,199)	-
Total current liabilities	5,603,034	(608,227)	4,994,807

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 70,000,000 shares authorized,
22,660,200 shares issued and outstanding at June 30, 2010	22,660	-	22,660
Additional paid-in capital	1,390,611	(3,671)	1,386,940
Statutory reserve	358,026	(314,109)	43,917
Retained earnings	2,895,544	875,321	3,770,865
Accumulated other comprehensive income (loss)	(146,295)	101,996	(44,299)
Total stockholders' equity	4,520,546	659,536	5,180,082
Non-controlling interest	(51,361)	53,944	2,583
Total Equity	4,469,185	713,480	5,182,665

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,072,219	$105,253	$10,177,472

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (UNAUDITED)

	Three months ended June 30, 2010			Six months ended June 30, 2010
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenues	$4,596,776	$(444,059)	$4,152,717	$9,042,408	$(548,227)	$8,494,181
Cost of revenue	767,357	(44)	767,313	2,282,101	(179,013)	2,103,088
Gross profit	3,829,420	(444,016)	3,385,404	6,760,307	(369,214)	6,391,093

Operating expenses
Selling expenses	654,758	(28)	654,730	1,373,859	(114,851)	1,259,008
General and administrative expenses	744,660	118,834	863,494	1,907,942	12,309	1,920,251
Total operating expenses	1,399,418	118,806	1,518,224	3,281,801	(102,542)	3,179,259

Income from operations	2,430,002	(562,822)	1,867,180	3,478,505	(266,671)	3,211,834

Other income
Interest income	4,713	25	4,738	4,952	-	4,952
Other income	95,228	-	95,228	95,228	-	95,228
Total Other income	99,941	25	99,966	100,180	-	100,180

Income before income taxes	2,529,943	(562,797)	1,967,146	3,578,685	(266,671)	3,312,014

Provision for income taxes	596,269	-	596,269	892,437	-	892,437

Net income	1,933,674	(562,797)	1,370,877	2,686,248	(266,670)	2,419,577
Less: net income attributable to non-controlling interest	61,067	(59,718)	1,349	44,005	(41,803)	2,202
Net income attributable to the Company	$1,872,607	$(503,079)	$1,369,528	$2,642,242	$(224,867)	$2,417,375

Comprehensive income
Net income	1,933,674	(562,797)	1,370,877	2,686,248	(266,670)	2,419,577
Foreign currency translation gain (loss)	(149,328)	113,075	(36,253)	(147,887)	101,184	(46,703)
Total comprehensive income	1,784,346	(449,722)	1,334,624	2,538,361	(165,487)	2,372,874

Basic and diluted income per common share	$0.09	$-	$0.06	$0.12	$(0.01)	$0.11

Basic and diluted weighted average common shares outstanding	22,199,160	-	22,199,160	22,119,691	-	22,119,691

Cash dividends per common share	$0.06	$-	$0.06	$0.06	$-	$0.06

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION  (continued)

    CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (UNAUDITED)

	For the six months ended June 30, 2010
	As previously reported	Adjustments	As restated

			Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,686,247	$(266,670)	$2,419,577
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,607	-	21,607
Stock issued for services	105,000	-	105,000
Changes in assets and liabilities
(Increase) decrease in -
Restricted cash	(293,008)	293,008	-
Accounts receivable	20,768	(20,768)	-
Advances to management	-	(837,716)	(837,716)
Other receivables	(864,154)	1,049,582	185,428
Advances for vendor	(178,075)	(119,313)	(297,388)
Increase (decrease) in -		-
Advance from customers	(859,864)	526,955	(332,909)
Taxes payable	266,515	3,159	269,674
Other payables and accrued liabilities	(264,581)	(98,549)	(363,130)
Net cash provided by operating activities	640,455	529,688	1,170,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term deposit	-	(368,815)	(368,815)
Acquisition of property & equipment	(202,800)	101,383	(101,417)
Net cash used in investing activities	(202,800)	(267,432)	(470,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution by shareholder			-
Repayment of shareholder loan	-	(705)	(705)
Dividend paid	(1,285,305)	-	(1,285,305)
Proceeds from issuance of commom stock under a private placement	1,220,400	-	1,220,400
Net cash provided by (used in) financing activities	(64,905)	(705)	(65,610)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(61,932)	30,301	(31,631)

NET INCREASE IN CASH & CASH EQUIVALENTS	310,819	291,851	602,670

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	(291,851)	6,089,919

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,692,589	$-	$6,692,589

Supplemental disclosures of cash flow information:
Income tax paid	$702,812	$-	$702,812
Interest paid	$-	$-	$-

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION  (continued)

The following table summarizes the effects of the reclassifications and restatement on the Company’s previously issued unaudited condensed consolidated financial statements for the period ended September 30, 2010 (restated):

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 30, 2010
	As previously
	Reported	Adjustments	As restated

CURRENT ASSETS
Cash and cash equivalents	$7,027,507	$-	$7,027,507
Restricted cash	298,902	(298,902)	-
Accounts receivable, net	55,543	(55,543)	-
Advance to vendor	370,265	-	370,265
Other receivables	1,836,858	(1,805,214)	31,644
Advances to management	-	1,342,163	1,342,163
Total current assets	9,589,075	(817,496)	8,771,579

PROPERTY AND EQUIPMENT, NET	260,332	-	260,332
Restricted cash	-	298,902	298,902
Long-term deposit	-	448,353	448,353

TOTAL ASSETS	$9,849,407	$(70,241)	$9,779,166

CURRENT LIABILITIES
Accounts payable	$17,124	$(17,124)	$-
Customer deposits	2,405,687	1,802,081	4,207,768
Other payable	15,814	9,469	25,283
Due to a shareholder	-	19,429	19,429
Accrued expense	92,272	(71,186)	21,086
Taxes payable	1,342,424	(270,164)	1,072,260
Total current liabilities	3,873,321	1,472,505	5,345,826

STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value 70,000,000 shares authorized,
22,760,200 shares issued and outstanding at September 30, 2010	22,760	-	22,760
Additional paid-in capital	1,590,511	84,178	1,674,689
Statutory reserve	358,026	(314,109)	43,917
Retained earnings	4,132,815	(1,347,468)	2,785,347
Accumulated other comprehensive income (loss)	(154,803)	60,099	(94,704)
Total stockholders' equity	5,949,309	(1,517,300)	4,432,009
Non-controlling interest	26,777	(25,446)	1,331
Total Equity	5,976,086	(1,542,746)	4,433,340
		-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,849,407	$(70,241)	$9,779,166

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
	As previously			As previously
	Reported	Adjustments	As restated	Reported	Adjustments	As restated

Revenues	$6,486,065	$(1,984,905)	$4,501,160	$15,528,473	$(2,533,133)	$12,995,340
Cost of revenue	2,239,353	437,708	2,677,061	4,521,454	258,695	4,780,149
Gross profit	4,246,712	(2,422,613)	1,824,099	11,007,019	(2,791,828)	8,215,191

Operating expenses
Selling expenses	1,034,295	(319)	1,033,976	2,408,154	(115,170)	2,292,984
General and administrative expenses	1,091,981	(125,796)	966,185	2,999,923	(113,487)	2,886,436
Total operating expenses	2,126,276	(126,115)	2,000,161	5,408,077	(228,657)	5,179,420

Income (loss) from operations	2,120,436	(2,296,498)	(176,062)	5,598,942	(2,563,171)	3,035,771

Other income (expenses)
Interest income (expenses)	(1,550)	(105)	(1,655)	3,402	(106)	3,296
Other income (expenses)	(287,537)	80	(287,457)	(192,309)	80	(192,229)
Total Other income(expenses)	(289,087)	(25)	(289,112)	(188,907)	(26)	(188,933)

Income (loss) before income taxes	1,831,349	(2,296,523)	(465,174)	5,410,035	(2,563,197)	2,846,838

Provision for income taxes	516,465	-	516,465	1,408,903	-	1,408,903

Net income (loss)	1,314,884	(2,296,523)	(981,639)	4,001,132	(2,563,198)	1,437,935
Less: net income attributable to non-controlling interest	77,613	(73,735)	3,878	121,619	(115,538)	6,081
Net income (loss) attributable to the Company	1,237,271	(2,222,788)	(985,517)	3,879,513	(2,447,659)	1,431,854

Comprehensive income
Net income (loss)	1,314,884	(2,296,523)	(981,639)	4,001,132	(2,563,198)	1,437,935
Foreign currency translation gain (loss)	(84,918)	34,512	(50,406)	(162,950)	65,841	(97,109)
Total comprehensive income (loss)	1,152,353	(2,184,397)	(1,032,044)	3,716,563	(2,375,736)	1,340,827

Basic and diluted income per common share	$0.06	$(0.10)	$(0.04)	$0.18	$(0.12)	$0.06

Basic and diluted weighted average common shares outstanding	22,736,024	-	22,736,024	22,246,996	-	22,246,996

Cash dividends per common share	$0.07	$-	$0.07	$0.13	$(0.07)	$0.06

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL INFORMATION (continued)

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (UNAUDITED)

	For the nine months ended September 30, 2010
	As previously
	Reported	Adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,001,132	$(2,563,197)	$1,437,935
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,953	-	40,953
Stock issued for services	105,000	-	105,000
Changes in assets and liabilities
(Increase) decrease in -
Restricted cash	(293,823)	293,823	-
Accounts receivable	(21,171)	21,171	-
Other receivables	(843,241)	1,005,886	162,645
Advances to vendor	369,688	(119,645)	250,043
Advances to management	-	(610,809)	(610,809)
Increase (decrease) in -		-
Accounts payable	16,841	(16,841)	-
Other payable	-	(655,559)	(655,559)
Advance from customers	(1,275,397)	1,176,051	(99,346)
Taxes payable	777,216	349	777,565
Other payables and accrued liabilities	(586,889)	414,995	(171,894)
Net cash provided by operating activities	2,290,309	(1,053,776)	1,236,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term deposit	-	(369,840)	(369,840)
Acquisition of property & equipment	(117,424)	9,872	(107,552)
Net cash used in investing activities	(117,424)	(359,968)	(477,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	-	(706)	(706)
Dividend payment	(2,878,504)	1,593,199	(1,285,305)
Proceeds from issuance of commom stock under a private placement	1,420,400	-	1,420,400
Net cash provided by (used in) financing activities	(1,458,104)	1,592,495	134,391

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(69,043)	113,099	44,056

NET INCREASE IN CASH & CASH EQUIVALENTS	645,737	291,851	937,588

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,381,770	(291,851)	6,089,919

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,027,507	$-	$7,027,507

Supplemental disclosures of cash flow information:
Income tax paid	$704,764	$-	$704,764
Interest paid	$-	$-	$-

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated February 12, 2010, by and among the Company, China Executive Education Corp. (merger sub), Surmounting Limit Marketing Adviser Limited, Magic Dream Enterprises Ltd., Hangzhou MYL Business Administration Consulting Co., Ltd. and Hangzhou MYL Commercial Service Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2010)

3.1*	Articles of Incorporation of the Company, as amended to date
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 12, 2010)
10.1	Form of Securities Purchase Agreement, dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010)
10.2
Exclusive Service Agreement, dated May 1, 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Hangzhou MYL Commercial Services Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2010)

10.3
Equity Pledge Agreement, dated May 1, 2009, by and among Hangzhou MYL Business Administration Consulting Co., Ltd., Hangzhou MYL Commercial Services Co., Ltd., Xianbin Meng and Xiaobo Shen (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 12, 2010)

10.4
Call Option Agreement, dated May 1, 2009, by and among Hangzhou MYL Business Administration Consulting Co., Ltd., Hangzhou MYL Commercial Services Co., Ltd., Xianbin Meng and Xiaobo Shen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 12, 2010)

10.5
Shareholders’ Voting Rights Proxy Agreement, dated May 1, 2009, by and among Hangzhou MYL Business Administration Consulting Co., Ltd., Hangzhou MYL Commercial Services Co., Ltd., Xianbin Meng and Xiaobo Shen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 12, 2010)

10.6
Contract for Lease of Employees, dated August 1, 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Zhejiang Foreign Service Corporation Ningbo Branch (English Translation) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 12, 2010)

10.7
Contract for Lease of Property, dated August 25, 2010 , among Hangzhou MYL Business Administration Consulting Co., Ltd., Haiping Chu and Weihao Wei (English Translation) (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on February 12, 2010)

10.8
Contract for Lease of Property, dated July 29, 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Shanghai Shengkang Cimic Realty Investment Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on February 12, 2010)

10.9
Employment Contract, dated April 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Kaien Lieng (English Translation) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 12, 2010)

10.10
Employment Contract, dated April 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Zhiwei Huang (English Translation) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on February 12, 2010)

10.11
Employment Contract, dated April 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Pokai Hsu (English Translation) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 12, 2010)

10.12
Employment Contract, dated April 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Tingyuan Chen (English Translation) (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 12, 2010)

10.13	Form of Independent Director’s Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2010)
10.14*	Form of Securities Purchase Agreement between the Company and certain individuals
14	Code of Business Conducts and Ethics of the Company adopted on October 7, 2010 (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on October 12, 2010)
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith