Form 10-Q
period 2011-03-31
China Executive Education Corp
filed 2011-05-16
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
Room 307, Hualong Business Building
110 Moganshan Road, Hangzhou 310005
People’s Republic of China

(Address of principal executive offices, Zip Code)

            (+86) 0571-8880-8109
(Registrant’s telephone number, including area code)

_____________________________________________________
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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

CHINA EXECUTIVE EDUCATION CORP.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010 (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
   (Unaudited)

	As of
	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$9,186,623	$10,272,391
Certificate of deposit	76,352	-
Advance to vendors	1,087,329	415,619
Other receivables	301,301	285,854
Advances to management	-	328,791
Total current assets	10,651,605	11,302,655

Property, plant and equipment, net	813,478	735,876
Restricted cash	305,409	302,924
Long-term deposit	458,113	302,924

Total Assets	$12,228,605	$12,644,379

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$4,440,772	$4,883,410
Other payable	80,828	49,381
Due to stockholder	19,852	19,690
Accrued expenses	310,683	653,261
Taxes payable	564,266	1,180,080
Total current liabilities	5,416,401	6,785,822

Commitments

Stockholders' equity
Common stock, $0.001 par value, 70,000,000 shares
authorized, 22,834,100 shares issued and outstanding	22,834	22,834
Additional paid-in capital	1,771,516	1,771,516
Statutory surplus	43,917	43,917
Retained earnings	4,841,811	3,946,927
Accumulated other comprehensive income	93,893	71,894
Total stockholders' equity	6,773,971	5,857,088
Non-controlling interest	38,233	1,469
Total equity	6,812,204	5,858,557

Total Liabilities and Equity	$12,228,605	$12,644,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   (Unaudited)

	For the three months ended March 31,
	2011	2010
		(Restated)

Revenues	$5,777,854	$4,341,464
Cost of revenue	3,206,300	1,555,478
Gross profit	2,571,554	2,785,986
	44.5%	64.2%
Operating expenses
Selling expenses	494,978	384,575
General and administrative expenses	757,531	1,056,757
Total operating expenses	1,252,509	1,441,332

Income from operations	1,319,045	1,344,654

Other income
Interest income	35,550	213
Other income	10,009	-
Total Other income	45,559	213

Income before income taxes	1,364,604	1,344,867

Provision for income taxes	432,954	296,169

Net income	931,650	1,048,698
Net income attributable to non-controlling interest	36,764	853
Net income attributable to the Company	$894,886	$1,047,845

Comprehensive income
Net income	931,650	1,048,698
Foreign currency translation gain (loss)	21,999	(10,451)
Total comprehensive income	$953,649	$1,038,247

Basic and diluted income per common share	$0.04	$0.05

Basic and diluted weighted average common shares outstanding	22,834,100	21,795,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)

	For the three months ended March 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net income	$931,650	$1,048,698
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	54,318	9,618
Stock issued for services	-	105,000
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(13,042)	185,429
Advance to vendors	(665,235)	(373,816)
Advances to management	329,967	(1,796,017)
Increase (decrease) in -
Other payables	13,787	(762,258)
Customer deposits	(480,476)	(705,912)
Accrued expenses	(346,212)	(94,546)
Tax payable	(622,623)	-

Net cash used in operating activities	(797,864)	(2,383,804)

Cash flows from investing activities
Short-term investment	(76,002)	-
Long-term deposit	(152,004)	-
Acquistion of property and equipment	(125,556)	(213,981)

Net cash used in investing activities	(353,562)	(213,981)

Cash flows from financing activities
Repayment of shareholder loan	-	(704)

Net cash (used in) financing activities	-	(704)

Effect of exchange rate changes on cash and cash equivalents	65,658	422

Net increase in cash and cash equivalents	(1,085,768)	(2,598,067)

Cash and cash equivalents, beginning of period	10,272,391	6,089,919

Cash and cash equivalents, end of period	$9,186,623	$3,491,852

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	1,362,166	404,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
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

In connection with the acquisition, the Merger Sub issued 20 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub to the shareholders of SLM, in exchange for all the shares of the capital stock of SLM (the “Share Exchange” or “Merger”). The 20 shares of the common stock of the Merger Sub were converted into approximately 21,560,000 shares of the common stock of the Company so that upon completion of the Merger, the shareholders of SLM owned approximately 98% of the common stock of the Company.

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

As a result of these transactions, persons affiliated with the SLM and MYL Business owned securities that in the aggregate represent approximately 98% of the equity in the Company. In addition, in connection with the change of control contemplated by the Share Exchange, the directors and officers of the Company resigned from their positions and new directors and officers affiliated with MYL Business controlled the Board of Directors.
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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   ORGANIZATION (continued)

SLM does not conduct any substantive operations of its own. Instead, through its subsidiary, MYL Business, it had entered into certain exclusive contractual agreements with Hangzhou MYL Commercial Services Co., Ltd.  (“MYL Commercial”), a company incorporated in Hangzhou City, Zhejiang Province, People’s Republic of China (“PRC”) on March 25, 2009.  Pursuant to these agreements, SLM is obligated to absorb a majority of the risk of loss from MYL Commercial’s activities and entitled it to receive a majority of its expected residual returns. In addition, MYL Commercial’s shareholders have pledged their equity interest in MYL Commercial to SLM, irrevocably granted SLM an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in MYL Commercial and agreed to entrust all the rights to exercise their voting power to the persons appointed by MYL Commercial. Through these contractual arrangements, the Company and SLM hold substantially all the variable interests of MYL Commercial. Therefore, the Company is the primary beneficiary of MYL Commercial.

Based on these contractual arrangements, management believes that MYL Commercial should be considered as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation”, because the Company is the primary beneficiary. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities.

Note 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements.. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010  financial statements and footnotes included in  Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011. Operating results for the three months ended March 31, 2011 may not be necessarily indicative of the results that may be expected for the full year.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.   BASIS OF PRESENTATION (continued)

The condensed consolidated financial statements of the Company will reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commerical Service., Ltd. ("MYL Commerical")	Hangzhou, China	VIE

Note 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated certain  items in its interim condensed financial statements for the three months ended March 31, 2010,as previously disclosed in  Form 10-K for 2010 filed on April 15, 2011.

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-controlling interest

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd., based on the contractual arrangements between the Company, MYL Commercial and its shareholders.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to an expense account in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Computer electronics equipments	3 years

Other equipments	3 years

Leasehold improvements	2 years

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC 360, “ Property, Plant and Equipment”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three months ended March 31, 2011 and 2010.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, payment is collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds. Deposits or advance payments from customers prior to delivery of services are recorded as customer deposits.

Advertising costs

Advertising costs are expensed when incurred,  consisting primarily of costs of promotion for corporate image and costs of direct advertising for marketing the Company’s course training programs. Advertising expenses totaled $89,843 and $1,084 for the three months ended March 31, 2011 and 2010, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred taxes for the three months ended March 31, 2011 and 2010.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2011 and 2010, respectively.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB: US$ exchange rate	6.5486	6.6023	6.8259
Average RMB: US$ exchange rate	6.5788	6.7682	6.8274

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income
 Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2011 and 2010 were net income and the foreign currency translation adjustment.

Earnings per share
Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no potential common shares for the periods presented.

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of  other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

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

Note 5.  CERTIFICATE OF DEPOSIT

On February 23, 2011, the Company’s subsidiary Hangzhou Chaoyue School deposited RMB 500,000 (equivalent to $76,352) as a three-month short-term Certificate of Deposit with China Industrial and Commercial Bank in order to generate interest income. The interest rate for this deposit is 2.6% and the deposit will mature on May 23, 2011.

Note 6. RESTRICTED CASH

Restricted cash has been set aside because the Company is required by the Chinese government to have basic infrastructure, necessary facility, place and fund to conduct educational business in China. Since the Company does not have a physical facility and campus in Hangzhou, a restricted cash deposit with PRC Bank for RMB 2 million is required by the local educational authority in order to maintain the Company’s subsidiary Hangzhou Chaoyue School.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. ADVANCES TO MANAGEMENT

Advances to management include short-term advances made to certain managers for business marketing, hotel negotiation, and student recruiting purposes. Such advances will be expensed as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of December 31, 2010, the advances amounted $328,791 and these amounts have been fully collected  during the three months ended March 31, 2011.

Note 8. ADVANCE TO VENDORS

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

Note 9. LONG-TERM DEPOSIT

Pursuant to the contract terms with a local hotel, the Company is required to make advance deposits with the local hotels in order for the Company to book hotel rooms or conference rooms at favorable rates to hold various meetings or provide training courses to students. Such deposits are long-term in nature.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. PROPERTY AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, the detail of property and equipment was as follows:

	March 31,	December 31,
	2011	2010
Property	$95,412	$94,636
Computer and electronics equipment	181,383	175,718
Automobiles	612,169	486,269
Leasehold improvements	49,763	49,358
Sub-total	938,727	805,981
Less: accumulated depreciation	(125,248)	(70,105)

Property, plant and equipment, net	$813,478	$735,876

Note 11. CUSTOMER DEPOSITS

Customer deposits represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Customer deposits are refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized.

Note 12. RELATED PARTY TRANSACTIONS

During the normal course of  business, the Company, from time to time, temporarily borrows money from its principal stockholders or officers to finance  working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had stockholder loans in the amount of $19,852 and $19,690 as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company paid a bonus totaling RMB 4,312,000 (equivalent to $665,440) to its Chief Executive Officer, Mr. Liang Kaien, who is also  one of the major lecturers  provideing educational trainings services to the students. The Company recorded the executive compensation as cost of sales.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. RELATED PARTY TRANSACTIONS (continued)

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer,  Mr. Liang Kaien, Chief Operating Officer, Mr. Xu Pokai, and Chief Strategy Officer, Mr. Chen Tingyuan.  For the three months ended March 31, 2011 and 2010, housing benefits provided to these officers totaled $55,557 and $28,561, respectively.

Note 13. TAXES

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

(b) Corporation income tax (“CIT”)

China Executive Education Corp was incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes of $44,205 as of March 31, 2011, which may be available to reduce future years' taxable income. These carry forwards will expire in 2030. However, due to the change in control,   the amount of loss to be utilized each year may be limited. As the result of the share exchange agreement, management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance of $44,205 as of March 31, 2011.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning  private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended March 31, 2011 and 2010, the Company recorded income tax expense of $432,954 and $296,169, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13. TAXES (continued)

The following table reconciles the U.S. statutory rate to the Company’s PRC effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
U.S. Statutory income tax rate	35.0%	35.0%
Statutory tax rate difference between U.S. and China	(10.0%)	(10.0%)
Net operating loss carry-forward	-	(3.0%)
Non-deductible expenditure (1)	6.7%	-
Effective income tax rate	31.7%	22.0%

       Note (1): non-deductible expenditure related to executive compensation. See Note 12.

(c) Taxes payable

As of March 31, 2011 and December 31, 2010, taxes payable consisted of the following:

	As of	As of
	March 31,	December 31,
	2011	2010
Corporation income tax	$434,950	$919,551
Business tax	107,405	222,289
Other tax and fees	21,911	38,240

Total tax payable	$564,266	$1,180,080

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14.  STATUTORY RESERVES

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 50% of the entities’ registered capital as statutory surplus reserve. The appropriation to statutory reserve is conducted on an annual basis.  As of March 31, 2011 and December 31, 2010, the balance of statutory surplus reserve was $43,917.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the three months ended March 31, 2011 and 2010, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15.  NON-CONTROLLING INTEREST

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd. As of March 31, 2011 and December 31, 2010, non-controlling interest consisted of the following:

	March 31, 2011	December 31, 2010

Original paid-in capital	$4,354	$ 4,354
Retained Earnings (deficit)	35,111	3,773
Accumulated other comprehensive (loss)	(1,232)	(6,658)

Total	$38,233	$ 1,469

NOTE 16 - EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 23% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $35,782 and $17,231 for the three months ended March 31, 2011 and 2010, respectively and are included in selling, general and administrative expenses.

NOTE 17. COMMITMENTS

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17. COMMITMENTS (continued)

Rent expenses for the above rental arrangements total $205,720 and $210,133 for the three months ended March 31, 2011 and 2010, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

2011	$385,810
2012	22,615

Total	$408,425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview of our Business

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

We sell our training programs through our own sales team consisting of 235 employees. We also promote our services through the internet. Our websites are www.magicyourlife101.com andwww.myl101.com. Since the formal launching of our operations in April 2009, our client base has continued to climb.

Our principal executive offices are located at c/o Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou 310005, People’s Republic of China and our telephone number is (86) 0571-8880-8109.

Recent Developments

From April 19 to April 21, 2011, we invited John Gray, the world famous master of relationship counseling and lecturer to China to give lectures on how to deal with sexual relations to more than 500 Chinese entrepreneurs in Shanghai Pudong Xinghewan Hotel. The lectures were very well received. They expanded our business platform and enhanced our international reputation.

Restatement of previously issued financial statements

We have restated certain line items on the 2009 consolidated financial statements, which impacts our interim condensed financial statements for the three months ended March 31, 2010, as disclosed in our Form 10-K filed with SEC on April 15, 2011.

First Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the first quarter of 2011:

•	Revenue: Revenue was $5,777,854 for the three months ended March 31, 2011, an increase of $1,436,390, or 33.1%, from $4,341,464 for the same period last year.

•
Gross Profit and Margin: Gross profit was $2,571,554 for the three months ended March 31, 2011, a decrease of $214,432, or 7.7%, from $2,785,986 for the same period last year. Gross margin was 44.5% for the three months ended March 31, 2011 as compared to 64.2% for the same period last year, a 19.7% decrease.

•	Net Income: Net income was $931,650 for the three months ended March 31, 2011, a decrease of $117,048, or 11.2%, from $1,048,698 for the same period of last year.

Results of Operations

Comparison of The Three Months Ended March 31, 2011 and March 31, 2010

The results of our operations in U.S dollars for the three months ended March 31, 2011 as compared to the prior comparative period are as follows:

	March 31,	March 31,	Increase
	2011	2010	(decrease)	Percentage
		(Restated)
Revenue	$5,777,854	$4,341,464	$1,436,390	33.1%
Cost of revenue	3,206,300	1,555,478	1,650,822	106.1%
Gross profit	2,571,554	2,785,986	(214,432)	(7.7%)
Operating expenses
Selling expenses	494,978	384,575	110,403	28.7%
General and administrative expenses	757,531	1,056,757	(299,226)	(28.3%)
Total operating expenses	1,252,509	1,441,332	(188,823)	(13.1%)
Income from operations	1,319,045	1,344,654	(25,609)	(1.9%)
Total other income	45,559	213	45,346	21,289%
Income before income taxes	1,364,604	1,344,867	19,737	1.5%
Income tax provisions	432,954	296,169	136,785	46.2%
Net income	$931,650	$1,048,698	$(117,048)	(11.2%)

Revenues, cost of revenues and gross profit

Revenues

We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consisted of featured lectures. These courses are provided on a roll-over basis over the year. Our comprehensive training course package includes sixteen courses to students by both Chinese lecturers and foreign lecturers. It normally takes several months to complete.  The following table provides a breakdown of our revenues for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31, 2011		Three months ended March 31, 2010		Change	% of change
Revenue from Proprietary Training Courses	$5,161,707	89.3%	$3,166,745	72.9%	$1,994,962	63.0%
Revenue from Featured Lectures	616,147	10.7%	1,174,719	27.1%	(558,572)	-48%
Total Revenue	$5,777,854	100.0%	4,341,464	100.0%	$1,436,390	33.1%

For the three months ended March 31, 2011, we reported revenue of $5.78 million, net revenue increased by $1.44 million or 33.1% as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors, including the following:

(1)
Our well-designed courses and flexible course offering schedules have responded well to the strong market demand for quality executive training programs in China. Our business model and quick expansion to the target market have given us a considerable advantage over our competitors.  During the three months ended March 31, 2011, we earned greater brand recognition and designed and arranged more than 24 courses to meet students’ demand at all levels, which increased our sales opportunities.

(2)
Total of 1,874 students have attended training courses or featured lectures. For the same period of 2010, our brand recognition and public awareness were limited because we just became a public company in February 2010. As a result, only 1,564 students attended the trainings during the three months ended March 31, 2010.  Our sales revenue increased in the first quarter of 2011 as more students attended the trainings than those in the same period in 2010.

(3)
As indicated in the table above, revenue from proprietary training courses was $5,161,707 for the three months ended March 31, 2011, representing 89.3% of the total revenue for first quarter of 2011. Revenue from proprietary training courses increased $1.99 million or 63% as compared with the same period of 2010. The increase in revenue from proprietary training courses was due to the following factors: number of students attended our courses increased from 1,501 in the first quarter of 2010 to 1,853 in the first quarter of 2011; promotional seminars increased from only 12 in the first quarter of 2010 to 18 in the first quarter of 2011; courses offered increased from only 15 in the first quarter of 2010 to 24 in the first quarter of 2011. Furthermore, the average tuition per course increased from RMB 14,090 (approximately $2,072) in 2010 to RMB 17,878 (approximate to $2,721) in 2011. Average price of tuition per course increased by about 31.3%.

(4)
However, compared with the same period of 2010, revenue from comprehensive training programs decreased $558,572, or 48%, to only $616,147, or 10.7% of the total revenue for the quarter ended March 31, 2011. The decrease was primarily due to decreased student registration for comprehensive training programs during the first quarter of 2011 when only 29 students attended such trainings. Only 10 of those students were newly recruited in 2011, the remaining 19 students who attended the trainings were recruited in prior periods.  For the same period of 2010, total of 84 students attended such trainings, among which 21 students were newly recruited in the first quarter of 2010.  In addition, the course offerings for the three months ended March 31, 2011 were different from the same period in 2010, which affected the student course attendance as well.  Our comprehensive training programs included 16 courses, among which 10 courses are taught by Chinese lecturers, and the remaining 6 courses are taught by invited foreign lecturers. 10 courses taught by Chinese lecturers normally are completed within 3 months, and the remaining 6 courses taught by invited foreign lecturers are normally within 6-9 months periods, because the invitation and arrangement schedule need to be made in advance.  As a result, many students who have completed their 10 course taught by Chinese lecturers must wait for the foreign lecturers’ arrival in order to move forward.  This may affected the student course attendance from period to period. For the three months ended March 31, 2011, there was no foreign lecturers invited to provide trainings to students. As a result, fewer students attended the comprehensive course training programs.  For the same period of 2010, John Maxwell appeared was invited to Shanghai for several lectures and 84 students attended the trainings. As a result, revenue recognized for the three months ended March 31, 2010 was higher than the three months ended March 31, 2011.

Costs of revenues

For the three months ended March 31, 2011, cost of revenues increased by approximately $1.65 million or 106.1% as compared to three months ended March 31, 2010.

The following table summarizes the cost of revenues for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011		Three months ended March 31, 2010		Change	% of change
Cost of lecturer's compensation	$1,520,512	47.4%	$435,736	28.0%	$1,084,776	249.0%
Hotel and conference-room	514,380	16.0%	397,567	25.6%	116,813	29.4%
Educational facility costs	35,959	1.1%	105,856	6.8%	(69,897)	-66.0%
Consulting fee	624,678	19.5%	219,703	14.1%	404,975	64.8%
Administrative support	74,501	2.3%	17,865	1.1%	56,635	317.0%
Sales taxes	436,263	13.6%	378,751	24.3%	57,512	15.2%
Total cost of sales	$3,206,293	100.0%	$1,555,478	100.0%	$1,650,815	106.1%

Our costs of revenues primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred.

The increase in our costs of revenues was primarily due to the following reasons:

(1)
Compensation to lecturers was $1.52 million or 47.4% of the total cost of revenue for the three months ended March 31, 2011, representing 249% increase as compared with the same period of 2010.  The increase in lecturers’ compensation was due to two reasons. (i) during the three months ended March 31, 2011, we paid cash compensation of RMB 4,312,000 (equivalent to $655,440) to our Chief Executive Officer Mr. Kaien Liang. Such compensation was treated as lecturer’s fee recorded in the cost of sales and has been disclosed in the related party transaction. Mr. Liang is one of the major lecturers who provides educational training services to the students. (ii) during the quarter ended March 31, 2011, we paid cash bonus to all Chinese lecturers before the Chinese Spring Festival. Total cash bonus paid to lecturers was RMB 2.12 million (approximately $326,249).

(2)
Cost of hotel and conference room expenses increased $116,813 or 29.4% as compared with the three months ended March 31, 2010.  This was because (i) market price for hotels and conference rooms increased with the inflation; (ii) a total of 1,874 students attended our training in the three months ended March 31, 2011, while only 1,574 students attended training in the same period in 2010. As the number of students attended our trainings increased, more hotel rooms or conference rooms were required, which led to the increase in costs.

(3)
Consulting fees increased $404,975 or 64.8% as compared with the three months ended March 31, 2010. Consulting fees were paid to outside service providers to plan and organize trainings or large promotional seminars.  For the quarter ended March 31, 2011, 1,874 students attended trainings, and more than 18 promotional seminars were held, while 1,574 students and only 12 promotional seminars held for the same period of 2010.  Increased services obtained from outside service providers resulted in more consulting fees in the first quarter of 2011.

(4)	As revenue increased, we paid more sales tax for the three months ended March 31, 2011 than in the same period of 2010.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit decreased by $214,432, or 7.7%, to approximately $2,571,554 for the three months ended March 31, 2011, as compared with $2,785,986 for the three months ended March 31, 2010. Our gross profit as a percentage of revenue (gross margin) also decreased to 44.5% for the three months ended March 31, 2011 from 64.2% in the prior comparative period. The decrease in our gross profit was primarily due to increased cost of sales.  For the three months ended March 31, 2011, we paid more compensation to our lecturers, incurred more hotel and conference room expenses and consulting fees when our business activities increased. As a result, cost of revenue increased 106.1% as discussed above.  As cost of revenue increased, gross margin decreased accordingly.

Operating expenses

Our selling expenses primarily include sales commission paid to outside agents for student recruiting and salaries paid to out-source marketing and sales forces.

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office spaces rent expenses; and
(5) Other associated fees.

The following table sets forth our operating expenses for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (Restated)
Selling Expenses	$494,978	$384,575
General and administrative Expense	757,531	1,056,757
Total operating expense	$1,252,509	$1,441,332

Total operating expenses were $1,252,509 for the three months ended March 31, 2011, representing a 13.1%, or $188,823 decrease as compared with the operating expenses of $1,441,332 for the three months ended March 31, 2010. The decrease was attributable to increase in our selling expense which was offset by a decrease in general and administrative expenses.

Sales and marketing expenses increased $110,403, or 28.7%, because we incurred more salary and sales commission expenses paid to our own sales representatives than we paid to outsourced marketing personnel in the same period of 2010. During the three months ended March 31, 2010, we outsourced sales and marketing personnel from an third-party Zhejiang Foreign Services Corporation and paid compensation of RMB 1.12 million (approximate to $164,706). For the three months ended March 31, 2011, we did not outsource any sales effort, but used our own sales force to market our training services. We incurred $267,576 salary expenses paid to our sales force. Salary and sales commission expense increase $102,870 as compared with the same period of 2010. In addition, advertising expenses increased approximately $88,755 for the three months ended March 31, 2011 because we incurred more advertising expenses in order to support our increased sales activities. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more comprehensive training courses and target new markets to expand our operations.

Our general administrative expense decreased $299,226, or 28.3%, for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. The decrease was primarily due to decreased professional expenses incurred for the three months ended March 31, 2011 as compared with the same period in 2010. For the three months ended March 31, 2010, we incurred significant consulting and professional fees in connection with being a US public company. Total fees related to going public amounted to approximately RMB 3.4 million (equivalent to $0.49 million). For the same period of 2011, we only paid RMB 530,982 (approximate to $80,712) to our U.S. attorney, auditor, consultant and other service providers.  In addition, the decrease in professional fees for the three months ended March 31, 2011, was offset by an increase in salary expense from only RMB 488,515 in 2010 to RMB 1.14 million in 2011, salary expense increased RMB 657,316 (or $99,593) due to increased hiring in order to support the increased business activities for the three months ended March 31, 2011. Also, rent expenses increased from RMB 407,931 in 2010 to RMB 1.32 million in 2011 due to increased rent expenses for Shanghai office and executive housing benefit incurred for the three months ended March 31, 2011.  The net change in GA expenses reflected the above factors.  As a result, GA expense decreased.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company  needs to enhance our management’s skills  to adapt to the complex business environment,  because we are subject to the rules and regulations of United States securities laws, including those pertaining to corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other income

Other income primarily consists of interest income and water fund refund from the local government. For the three months ended March 31, 2011, we had interest income of $35,550 generated from our large bank deposit.  In addition, we received RMB 65,844.9 (equivalent to $10,008) for water fund refund from local tax authority.

As a result, other income increased $45,345 for the three months ended March 31, 2011 as compared to the same period in 2010.

Income taxes

The Company’s operating subsidiary is primarily governed by the Income Tax Law of the People’s Republic of China, and is subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended March 31, 2011 and 2010, we incurred income taxes of $432,954 and $296,169, respectively. Income tax expense increased $136,785 or 46.2% primarily due to increased revenue and taxable income for the three months ended March 31, 2011.

Net income

As a result of the above factors, we reported net income of $931,650 for the three months ended March 31, 2011, as compared to net income of $1,048,698 for the same period of 2010. Net income decreased by $117,048 or 11.2% for the three months ended March 31, 2011. The decrease in our net income was primarily attributable to our increased cost of revenue and income tax expenses as discussed above.  We expect to experience the ongoing positive trend in our financial performance through fiscal year 2011 and beyond.

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

For the three months ended March 31, 2011, other comprehensive income resulted from the currency translation gain amounted to $21,999.  For the three months ended March 31, 2010, other comprehensive income resulted from the currency translation loss amounted to $10,451.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations.

Total current assets decreased by $651,050 from $11.3 million as of December 31, 2010 to $10.6 million as of March 31, 2011.  The primary changes to our current assets during the quarter were in cash and cash equivalents.  Our cash decreased from $10,272,391 at December 31, 2010 to $9,186,623 at March 31, 2011. The decrease was because we prepaid $671,710 as an advance payment to three foreign lecturers and one conference room provider in order to arrange these foreign lecturers to China for training courses in 2011.  During the quarter ended March 31, 2011, we also paid an outstanding income tax payable of $1,362,166 to the local tax authority.  In addition, in February 2011, immediately before the Chinese Spring Festival, we paid RMB 2.42 million (approximate to $0.36 million) annual cash bonus to lecturers and employees.  These factors led to the decrease in our cash balance.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the three months ended March 31, 2011 and 2010, is summarized as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (Restated)
Cash flows from operating activities	$(797,864)	$(2,383,803)
Cash flows from investing activities	(353,562)	(213,981)
Cash flows from financing activities	-	(704)
Effect of exchange rate changes on cash	65,658	422
Net decrease in cash and cash equivalents	(1,085,768)	(2,598,066)
Cash and cash equivalents, beginning of period	10,272,391	6,089,919
Cash and cash equivalents, end of period	$9,186,623	$3,491,853

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2011 was $797,864 as compared with $2,383,803 for the three months ended March 31, 2010. Net cash used in operating activities decreased by $1.58 million, or 66.5%, because we decreased advances to management and decreased tax payable as we made the payment to local tax authority to settle our outstanding tax liability during the quarter. There was also a decrease of customer deposits in the amount of $480,476, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $353,562 representing the acquisition of property and equipment of $125,556, as well as a long-term deposit of $152,004 made to a local hotel in order to obtain a favorable hotel-room booking rate for educational training purposes. In addition, short-term investment increased $76,002. On February 23, 2011, the Company’s subsidiary Hangzhou Chaoyue School deposited RMB 500,000 as a three-month short-term Certificate of Deposit with China Industrial and Commercial Bank in order to generate interest income. The interest rate for this deposit is 2.6% and the deposit will mature on May 23, 2011.

Net cash used in investing activities amounted to $213,981 for the three months ended March 31, 2010, representing acquisition of property and equipment of $213,981.

Financing Activities

There were no financing activities for the three months ended March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2010 was $704, representing repayment of shareholder loan for the period indicated.

Off Balance Sheet Arrangements

As of the date of this  filing, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to an expense account in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Computer electronics equipments	3 years
Other equipments	3 years
Leasehold improvements	2 years

Impairment of long-lived assets

In accordance with ASC 360, “ Property, Plant and Equipment”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three months ended March 31, 2011 and 2010.

Revenue recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, payment is collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds. Deposits or advance payments from customers prior to delivery of services are recorded as customer deposits.

Advertising costs

Advertising costs are expensed when incurred,  consisting primarily of costs of promotion for corporate image and costs of direct advertising for marketing the Company’s course training programs. Advertising expenses totaled $89,843 and $1,084 for the three months ended March 31, 2011 and 2010, respectively.

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred taxes for the three months ended March 31, 2011 and 2010.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2011 and 2010, respectively.

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

	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB: US$ exchange rate	6.5486	6.6023	6.8259
Average RMB: US$ exchange rate	6.5788	6.7682	6.8274

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended March 31, 2011 and 2010 were net income and the foreign currency translation adjustment.

Earnings per share
Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no potential common shares for the periods presented.

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of  other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, we plan to establish an audit committee and appoint qualified committee members to strengthen our internal control over financial reporting.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)