Form 10-Q
period 2011-06-30
China Executive Education Corp
filed 2011-08-15
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

CHINA EXECUTIVE EDUCATION CORP.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011 AND 2010

  CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$9,268,568	$10,272,391
Advance to vendors	899,363	415,619
Other receivables	285,029	285,854
Advances to management	-	328,791
Total current assets	10,452,960	11,302,655

Property, plant and equipment, net	765,493	735,876
Construction in progress	401,683	-
Restricted cash	309,433	302,924
Long-term deposit	464,150	302,924

Total Assets	$12,393,719	$12,644,379

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$3,919,105	$4,883,410
Other payable	66,725	49,381
Due to shareholder	20,113	19,690
Accrued expenses	409,086	653,261
Taxes payable	473,509	1,180,080
Total current liabilities	4,888,538	6,785,822

Commitments

Stockholders' equity
Common stock, $0.001 par value, 70,000,000 shares
authorized, 22,834,100 shares issued and outstanding	22,834	22,834
Additional paid-in capital	1,771,516	1,771,516
Statutory surplus	43,917	43,917
Retained earnings	5,465,711	3,946,927
Accumulated other comprehensive income	165,362	71,894
Total stockholder's equity	7,469,340	5,857,088
Non-controlling interest	35,841	1,469
Total equity	7,505,181	5,858,557

Total Liabilities and Stockholder's Equity	$12,393,719	$12,644,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
                             CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)

Revenues	$3,809,951	$5,014,321	$9,587,805	$9,355,786
Cost of revenue	1,801,083	1,628,918	5,007,383	2,964,693
Gross profit	2,008,868	3,385,403	4,580,422	6,391,093

Operating expenses
Selling expenses	606,880	654,730	1,101,857	1,259,008
General and administrative expenses	782,073	863,494	1,539,604	1,920,251
Total operating expenses	1,388,953	1,518,224	2,641,461	3,179,259

Income from operations	619,915	1,867,179	1,938,961	3,211,834

Other income (expenses)
Interest income	23,236	4,738	58,786	4,952
Other income	184,851	95,228	194,860	95,228
Total Other income(expenses)	208,087	99,966	253,646	100,180

Income before income taxes	828,002	1,967,145	2,192,607	3,312,014

Provision for income taxes	206,497	596,269	639,451	892,437

Net income	621,505	1,370,876	1,553,156	2,419,577
Less: net income attributable to non-controlling interest	(2,392)	1,349	34,372	2,202
Net income attributable to China Executive Education Corp	$623,897	$1,369,527	$1,518,784	$2,417,375

Net income	621,505	1,370,876	1,553,156	2,419,577
Foreign currency translation adjustment	71,473	(36,253)	93,472	(46,703)
Comprehensive income	692,978	1,334,623	1,646,628	2,372,874
Comprehensive income attributable to non-controlling interest	(3,574)	1,813	(4,674)	2,335

Comprehensive income attributable to China Executive Education Corp	$689,404	$1,336,436	$1,641,954	$2,375,209

Basic and diluted income per common share	$0.03	$0.06	$0.07	$0.11

Basic and diluted weighted average common shares outstanding	22,834,100	22,199,160	22,834,100	22,119,691

Cash dividends per common share	$-	$0.06	$-	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the six months ended June 30,
	2011	2010
		(Restated)
Cash flows from operating activities
Net income	$1,553,156	$2,419,577
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	112,687	21,607
Stock issued for services	-	105,000
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	6,888	185,428
Advance to vendors	(469,378)	(297,388)
Advances to management	332,010	(837,716)
Increase (decrease) in -
Other payables	30,516
Advance from customers	(1,056,994)	(332,909)
Accrued expenses	(254,828)	(363,130)
Tax payable	(723,548)	269,674

Net cash (used in) provided by operating activities	(469,491)	1,170,143

Cash flows from investing activities
Long-term deposit	(152,945)	(368,815)
Acquistion of property and equipment	(126,334)	(101,417)
Incease in construction in progress	(397,084)	-
Net cash used in investing activities	(676,363)	(470,232)

Cash flows from financing activities
Repayment of shareholder loan	-	(705)
Dividends paid	-	(1,285,305)
Proceeds from issuance of common stock under a private placement	-	1,220,400
Net cash (used in) financing activities	-	(65,610)

Effect of exchange rate changes on cash and cash equivalents	142,030	(31,631)

Net (decrease) increase in cash and cash equivalents	(1,003,823)	602,670

Cash and cash equivalents, beginning of period	10,272,391	6,089,919

Cash and cash equivalents, end of period	$9,268,568	$6,692,589

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,636,867	$702,812

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

Note 2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in  Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011. Operating results for the six months ended June 30, 2011 may not be necessarily indicative of the results that may be expected for the full year.

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

Note 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated certain  items in its interim condensed financial statements for the six months ended June 30, 2010, as previously disclosed in  Form 10-K for 2010 filed on April 15, 2011.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Computer electronics equipments	3 years

Vehicles	5 years

Other equipments	3 years

Leasehold improvements	3 years

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC 360, “ Property, Plant and Equipment”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the six months ended June 30, 2011 and 2010.

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

Advertising costs

Advertising costs are expensed when incurred, consisting primarily of costs of promotion for corporate image and costs of direct advertising for marketing the Company’s course training programs. Advertising expenses totaled $162,540 and $1,084 for the six months ended June 30, 2011 and 2010, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred taxes for the six months ended June 30, 2011 and 2010.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2011 and 2010, respectively.

All tax returns of the Company since inception are subject to tax examination by tax authorities.

Foreign currency translation

The Company’s financial information is presented in US dollars, which is the functional currency of the U.S. parent. The functional currency of the operating subsidiaries and VIEis Renminbi (“RMB”),the currency of the PRC.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB: US$ exchange rate	6.4634	6.6023	6.7814
Average RMB: US$ exchange rate	6.5383	6.7682	6.8258

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months ended June 30, 2011 and 2010 were net income and the foreign currency translation adjustment.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on its receivables.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

Note 5. RESTRICTED CASH

Restricted cash has been set aside because the Company is required by the Chinese government to have basic infrastructure, necessary facility, place and fund to conduct educational business in China. Since the Company does not have a physical facility and campus in Hangzhou, a restricted cash deposit with PRC Bank for RMB 2 million is required by the local educational authority in order to maintain the Company’s subsidiary Hangzhou Chaoyue School. Restricted cash amounted to $309,433 and $302,924 as of June 30, 2011 and December 31, 2010, respectively.

Note 6. ADVANCES TO MANAGEMENT

Advances to management include short-term advances made to certain managers for business marketing, hotel negotiation, and student recruiting purposes. Such advances will be expensed as the planned marketing and recruiting tasks have been performed.  The Company has full oversight and control over such advanced amounts. As of December 31, 2010, the advances amounted $328,791 and these amounts have been fully collected during the six months ended June 30, 2011.

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

Note 8. CONSTRUCTION IN PROGRESS

In April 2011, the Company entered into an office lease agreement with third party Shanghai Sanlin Investment Company to lease an office space of 3,443 square meters for its Shanghai headquarter office for three years (from May 1, 2011 to April 30, 2014). In order to decorate the newly leased office space, the Company prepaid RMB 2.5 million (equivalent to $401,683) to several vendors to be used in the decoration project. The Company recorded such amount as “construction in progress” and will capitalized it when the planned decoration project is completed which is expected by the end of August 2011.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. PROPERTY AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, the detail of property and equipment was as follows:

	June 30, 2011	December 31, 2010
Property	$96,670	$94,636
Computer and electronics equipment	183,773	175,718
Automobiles	620,235	486,269
Leasehold improvements	50,418	49,358
Sub-total	951,096	805,981
Less: accumulated depreciation	(185,603)	(70,105)

Property, plant and equipment, net	$765,493	$735,876

Note 11. CUSTOMER DEPOSITS

Customer deposits represent amounts received in advance from students for tuition paid to attend the Company’s professional training courses and featured lectures. Customer deposits are refundable if the training doesn’t occur within the specified time. The Company recognizes these funds as a current liability until the revenue can be recognized.

Note 12. RELATED PARTY TRANSACTIONS

During the normal course of business, the Company, from time to time, temporarily borrows money from its principal stockholders or officers to finance working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had stockholder loans in the amount of $20,133 and $19,690 as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company paid a bonus totaling RMB 4,312,000 (equivalent to $665,440) to its Chief Executive Officer, Mr. Liang Kaien, who is also  one of the major lecturers  providing educational trainings services to the students. The Company recorded the executive compensation as cost of sales.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. RELATED PARTY TRANSACTIONS (continued)

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer,  Mr. Liang Kaien, Chief Operating Officer, Mr. Xu Pokai, and Chief Strategy Officer, Mr. Chen Tingyuan.  For the six months ended June 30, 2011 and 2010, housing benefits provided to these officers totaled $112,335 and $57,137, respectively.

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

(b) Corporation income tax (“CIT”)

China Executive Education Corp was incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes of $47,390 as of June 30, 2011, which may be available to reduce future years' taxable income. These carry forwards will expire in 2030. However, due to the change in control,   the amount of loss to be utilized each year may be limited. As the result of the share exchange agreement, management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance of $47,390 as of June 30, 2011.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning  private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the three months ended June 30, 2011 and 2010, the Company reported income tax expense of $206,497 and $596,269, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded income tax expense of $553,972 and $892,437, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. TAXES (continued)

The following table reconciles the U.S. statutory rate to the Company’s PRC effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
U.S. Statutory income tax rate	35.0%	35.0%
Statutory tax rate difference between U.S. and China	(10.0%)	(10.0%)
Non-deductible expenditure (1)	4.2%	1.9%
Effective income tax rate	29.2%	26.9%

       Note (1): non-deductible expenditure related to executive compensation. See Note 12.

(c) Taxes payable

As of June 30, 2011 and December 31, 2010, taxes payable consisted of the following:

	As of	As of
	June 30,	December 31,
	2011	2010
Corporation income tax	$377,510	$919,551
Business tax	77,288	222,289
Other tax and fees	18,711	38,240

Total tax payable	$473,509	$1,180,080

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 50% of the entities’ registered capital as statutory surplus reserve. The appropriation to statutory reserve is conducted on an annual basis.  As of June 30, 2011 and December 31, 2010, the balance of statutory surplus reserve was $43,917.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the six months ended June 30, 2011 and 2010, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. NON-CONTROLLING INTEREST

Non-controlling interest represents two minority shareholders’ 5% proportionate share of the results of the Company’s subsidiary Hangzhou MYL Commercial Services Co., Ltd. As of June 30, 2011 and December 31, 2010, non-controlling interest consisted of the following:

	June 30, 2011	December 31, 2010

Original paid-in capital	$4,354	$4,354
Retained Earnings	34,372	3,773
Accumulated other comprehensive (loss)	(2,885)	(6,658)

Total	$35,841	$1,469

NOTE 16. EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Company’s subsidiaries in the PRC participate in a government-mandated defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on 23% of the employees’ salaries. The Company’s PRC subsidiaries have no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $12,280 and $32,479 for the six months ended June 30, 2011 and 2010, respectively and are included in selling, general and administrative expenses.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 17. COST OF REVENUE

The Company’s costs of revenue primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, consulting fees paid to various service providers who help to plan and organize the trainings, renting training equipment and materials as well as sales taxes.

As of June 30, 2011 and 2010, costs of revenue consisted of the following:

	For the six months ended June 30,
	2011	2010
Cost of lecturer's compensation	$1,826,885	$583,017
Hotel and conference-room	1,141,599	806,282
Educational facility costs	166,084	110,399
Consulting fee	949,353	448,662
Administrative support	193,514	154,728
Sales taxes	729,949	861,604
Total cost of sales	$5,007,383	$2,964,693

NOTE 18. COMMITMENTS

From time to time, the Company leases office spaces in Shanghai and Hangzhou in China to conduct its normal business activities, such as business administration, recruiting students, holding the business conferences and providing professional training courses or featured lectures to students.  On April 18, 2011, the Company entered into a new lease agreement with third party Shanghai Sanlin Investment Company to lease a large office space for its Shanghai office for three years (from May 1, 2011 to April 30, 2014), with annual lease payment of RMB 3,996,662 (equivalent to $614,871). Rent expense for May, June and July 2011 will be waived due to office decoration.

The Company also has several rental arrangements which provide residential units to house key employees. These lease agreements will expire before October 2012.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18. COMMITMENTS (continued)

Rent expenses for the above rental arrangements total $382,191 and $391,169 for the six months ended June 30, 2011 and 2010, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

2011	$417,040
2012	637,486
2013	624,478
2014	211,464

Total	$1,890,468

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of China Executive Education Corp., a Nevada corporation, and its consolidated subsidiaries and variable interest entity;
•	“SLM” refers to our subsidiary Surmounting Limit Marketing Adviser Limited, a Hong Kong limited company;
•	“MYL Business” refers to our indirect subsidiary Hangzhou MYL Business Administration Consulting Co., Ltd., a PRC limited company;
•	“Shanghai MYL” refers to our indirect subsidiary Shanghai MYL Business Administration Consulting Co. Ltd., a PRC limited company;
•	“MYL Commercial” refers to our variable interest entity Hangzhou MYL Commercial Services Co., Ltd., a PRC limited company;
•	“MYL Training School” refers to MYL Commercial’s subsidiary Hangzhou Gongshu MYL Training School;
•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” refer to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” refer to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

Restatement of Previously Issued Financial Statements

The Company has restated certain  items in its interim condensed financial statements for the six months ended June 30, 2010, as previously disclosed in  Form 10-K for 2010 filed on April 15, 2011.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

•	Revenues: Revenues were $3.8 million for the three months ended June 30, 2011, a decrease of $1,204,370, or 24.0%, for the same period last year.

•
Gross Profit and Margin: Our gross profit decreased $1,376,535, or 41%, to approximately $2,008,868 for the three months ended June 30, 2011, as compared to $3,385,403 for the three months ended June 30, 2010.

•
Net Income: Net income was $621,505 for the three months ended June 30, 2011, as compared to net income of $1,370,876 for the same period of 2010.  The decrease in net income of $749,371 was primarily due to decreased student recruiting and course attendance during the quarter.

•	Fully diluted net income per share: Fully diluted net income per share for the six months ended June 30, 2011 was $0.03, as compared to $0.06 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	For the three months ended June 30,
	2011	2010	Variance	%
		(Restated)
Revenue	$3,809,951	$5,014,321	$(1,204,370)	(24%)
Cost of revenue	1,801,083	1,628,918	172,165	11%
Gross profit	2,008,868	3,385,403	(1,376,535)	(41%)

Operating expenses
Selling expenses	606,880	654,730	(47,850)	(7%)
General and administrative expenses	782,073	863,494	(81,421)	(9%)
Total operating expenses	1,388,953	1,518,224	(129,271)	(9%)
Income from operations	619,915	1,867,179	(1,247,264	(67%)

Other income (expenses)
Interest income	23,236	4,738	18,498	390%
Other income	184,851	95,228	89,623	94%
Total other income (expenses)	208,087	99,966	108,121	108%

Income before income taxes	828,002	1,967,145	(1,139,143)	(58%)
Income taxes	206,497	596,269	(389,772)	(65%)
Net income	$621,505	$1,370,876	$(749,371)	(55%)

Revenue:

We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, mainly consist of featured lectures. These courses are provided on a roll-over basis over the year. The comprehensive training course package includes sixteen courses to be conveyed to the students by both Chinese lecturers and invited foreign lecturers. It normally takes several months to complete.  The following table provides a breakdown of revenues for the three months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30, 2011	%	Three months ended June 30, 2010	%	Change	% of change
Revenue from Proprietary Training Courses	$1,400,292	36.8%	$3,390,530	67.6%	$(1,990,238)	-58.7%
Revenue from comprehensive training packages	2,409,659	63.20	1,623,791	32.4%	785,868	-48.4%
Total Revenue	$3,809,951	100.0%	$5,014,321	100.0%	$(1,204,370)	-24.0%

For the three months ended June 30, 2011, revenue was $3.8 million, representing a decrease of $1,204,370, or 24.0% as compared to the prior comparative period. The decrease in revenue was attributable to a number of factors.

First, our revenue was affected by the number of students attending the training courses and also by the average tuition price.  For the three months ended June 30, 2011, a total of 964 students attended the training courses or featured lectures (including 805 students for proprietary courses and 159 students for comprehensive courses). For the same period of 2010, total of 1,700 students attended the training courses (including 1,643 students for proprietary courses and 57 students for comprehensive courses).  The number of students participating in the 16 course comprehensive training programs increased from 57 students in 2010 to 159 students in 2011, or 178.9%, caused by two invited foreign lecturers Mr. John Grey and Mr. John Maxwell who performed planned lectures in China. The lecture contents provided by these invited foreign lecturers attracted more students, revenue from comprehensive course training during current period increased compared to the same period of 2010. However, revenue from preliminary course trainings decreased significantly because only 805 students attended the training course during the quarter ended June 30, 2011, while 1,643 students participated in the training in the same period of 2010.  The number of student attendance in preliminary course training decreased 838 or 51%. The decrease in students participating in the preliminary course training during the quarter ended June 30, 2011 was because we reduced the promotional sales campaigns which resulted in decreased student recruiting. Normally we hold 6-8 promotional sales activities each month, but only held 7 promotional sales activities during the quarter.  In terms of total student recruiting, we actually recruited about 1,200 students during the quarter, among which about 300 students have registered for the courses for the third quarter during the summer time when many young students can find time to participate in the trainings together with their parents or family members because schools are closed during the summer time.  These 300 students did not count for our sales revenue for the quarter ended June 30, 2011 because our courses have not been delivered to them,  As a result, fewer students attended the training courses, sales revenue decreased accordingly.

Second, in terms of average tuition price for preliminary courses, the average price decreased from $2,064 per course in 2010 to $1,739 per course for the three months ended June 30, 2011, representing a 15.9% decrease.  This was because the Company focused on promotional sales seminars during the quarter aiming to recruit more students to participate in the training courses during the upcoming summer. As a result, the tuition collected from such promotional seminars was lower than ordinary course offerings. Only RMB 1,000 per course was collected for each student attending such promotional seminar with primary focus on the advertising and sales promotion in order to attract more students to attend some higher value and higher price courses in the future. Among the 805 students who attended the preliminary courses, around 50% of the students attended the low-priced promotional seminars rather than the higher value course training courses; average tuition price was thus driven down during the quarter ended June 30, 2011 compared to the same period of 2010.  As tuition price went down, sales revenue went down accordingly. Generally, revenue from preliminary courses during the quarter decreased from $3.39 million in 2010 to only $1.4 million in 2011 affected by the decrease of student attendance and average tuition price charged as discussed above.

Third, revenue from comprehensive training programs increased from $1.62 million for the quarter ended June 30, 2010 to $2.41 million for the quarter ended June 30, 2011, an increase of $785,868, or  48.4%. The increase was mainly due to the increase of student registration for comprehensive training programs during the quarter ended June 30, 2011, as well as an increase of  average tuition price for comprehensive course programs from period to period.  For the quarter ended June 30, 2011, total 159 students attended such training courses while there were only 57 students who attended such courses in the same period of 2010. Additionally, the comprehensive training programs included 16 courses, among which 10 courses are taught by Chinese lecturers, and the remaining 6 courses are to be taught by invited foreign lecturers. The 10 courses normally are completed within 3 months; and the 6 courses can normally be completed within 6-9 month periods, because the invitation and arrangement schedule needs to be made in advance.  For those students who have completed their 10 course taught by Chinese lecturers, they must wait for the foreign lecturers’ arrival in order to move forward.  This may affect the student course attendance from period to period. For the three months ended June 30, 2011, two invited foreign lecturers, Mr. John Grey and Mr. John Maxwell, provided lectures to students. As a result, more students attended the comprehensive course training programs.  For the same period of 2010, no invited foreign lecturers appeared in China to perform the lectures; as a result, only 57 students attended the courses. Also, the average tuition price for comprehensive course program increased from $4,511 in 2010 to $4,888 in 2011, representing an 8.4% increase. Generally, revenue from comprehensive course training programs increased due to the increase of student attendance and tuition price.

Cost of Revenue:

For the three months ended June 30, 2011, cost of revenues increased by approximately $172,165, or 10.6%, as compared to the three months ended June 30, 2010.

The following table summarizes the cost of revenues for the three months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011		Three months ended June 30, 2010		Change	% of change
Cost of lecturer's compensation	506,364	28.1%	147,281	9.0%	359,082	243.8%
Hotel and conference-room	627,219	34.8%	600,002	36.8%	27,217	4.5%
Educational facility costs	130,125	7.2%	68,243	4.2%	61,882	90.7%
Consulting fee	124,675	6.9%	279,540	17.2%	(154,865)	-55.4%
Administrative support	119,014	6.6%	100,999	6.2%	18,015	17.8%
Sales taxes	293,686	16.3%	432,853	26.6%	(139,167)	-32.2%
Total cost of sales	1,801,083	100.0%	1,628,918	100.0%	172,165	10.6%

Our costs of revenues mainly include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred.

The increase in costs of revenues was attributable to the following reasons:

First,  cost of lecturer’s compensation amounted to $506,364, or 28.1%, of the total cost of revenue for the three months ended June 30, 2011, representing a $359,083 increase as compared to the corresponding period of 2010.  The increase in lecturers’ compensation was mainly due to increased compensation paid to invited foreign lecturers John Grey and John Maxwell, who gave lectures to Chinese students during the quarter ended June 30, 2011. We  paid a total of $480,000 to these two invited foreign lecturers for performing the lectures.

Second, the cost of hotel and conference rooms for the three months ended June 30, 2011 increased $27,217, or 4.5%, as compared to the prior comparative  period.  The increase in hotel expense  to host invited foreign lecturers  was relatively higher than the hotel expense to host Chinese lecturers. During the quarter ended June 30, 2011, two invited foreign lecturers performed their planned lectures to Chinese students, leading to the increase in hotel and conference room expense.

Third, consulting fees for the three months ended June 30, 2011 decreased $154,865, or 55.4% as compared to the prior comparative period. Consulting fees  relate to expenses incurred to plan and organize trainings or hold large promotional seminars, and such fees are paid to outside service providers for providing planning and organizing services.  For the quarter ended June 30, 2011, only 964 students attended the training courses, while 1,700 students did so in the same period of 2010.  Consulting fees incurred during the quarter ended June 30, 2011 was primarily related to service fees paid to outside parties for planning and organizing the lectures performed by two invited foreign lecturers.  Overall, when comparing the same period of 2011 and 2010, due to the decreased services obtained from outside service providers for planning and organizing the training courses, consulting fees decreased consequently.

Fourth, educational facility rent cost for the three months ended June 30, 2011 increased $61,882, or 90.7% as compared to the prior comparative period. The increase was mainly due to hosting the invited foreign lecturers which required advanced audio, video and other facilities to be prepared.

As revenue decreased as discussed above, we paid less sales tax for the three months ended June 30, 2011 than in the same period of 2010.  As a result, sales tax decreased $139,167, or 32.2% when comparing the three months ended June 30, 2011 to prior comparative period.

Gross profit:

Our gross profit decreased $1,376,535, or 41%, to approximately $2,008,868 for the three months ended June 30, 2011, as compared to $3,385,403 for the three months ended June 30, 2010. The decrease in gross profit was mainly due to a decrease in sales revenue and increase in cost of revenue as discussed above.

Selling expense:

Our selling expenses mainly include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to out-source marketing and sales forces. Selling expense were $606,880 for three months ended June 30, 2011, representing a 7%, or $47,850, decrease as compared to three months ended June 30, 2010. The decrease in selling expense was in line with decreased sales activities which led to decreased student recruiting for the quarter ended June 30, 2011. During the quarter ended June 30, 2010, we leased sales and marketing representatives from an outside service agent Zhejiang Foreign Service Corp and paid RMB 3.98 million (approximate to $583,000) as a labor lease fee to this third party. For the same period of 2011, we stopped leasing outside representatives, and instead used our own sales forces to market and sell the services resulting in total salary and wages of $343,442. As a result, our selling expense decreased for the three months ended June 30, 2011 compared to the same period of 2010. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more comprehensive training courses and target new markets to expand our operations.

General and administrative expense:

Our general and administrative expenses principally include: staff salaries and benefits, traveling and entertainment expenses; professional fees, such as consulting, audit and legal fees; office rent; and other associated fees.

Our general and administrative expense was $782,073 for three months ended June 30, 2011, representing a 9%, or $81,421 decrease as compared to three months ended June 30, 2010. The decrease in our general and administrative expense for the three months ended June 30, 2011 was mainly due to decreased professional fees. Our Company went public in February 2010. For the three months ended June 30, 2010, in connection with our going public in the United States, we incurred significant consulting and professional fees. Such professional fees amounted to RMB 2 million (approximate to $294,763) for the three months ended June 30, 2010.  For the same period of 2011, such professional fees only amounted to RMB 1 million, or approximately $153,478.  In addition, we paid more rent expense in the three months ended June 30, 2010 than in the three months ended June 30, 2011 because we rented more apartments in order to host invited lecturers during that period. Due to these two factors, general administrative expense for the three months ended June 30, 2010 was higher than in the three months ended June 30, 2011. The decrease in general administrative expense for the three months ended June 30, 2011, was offset by an increase in salary expense from only $148,921 in 2010 to $190,472 in 2011. Salary expense increased due to increased hiring in order to support the increased business activities for the three months ended June 30, 2011.  The net change in our general and administrative expenses reflected the above factors.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, because the Company’s shares of common stock are quoted on the Over-the-Counter Bulletin Board, we need to enhance our management’s skills to adapt to a more complex business environment, because we are subject to the rules and regulations of United States securities laws, including those pertaining to corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and that we will incur additional general and administrative costs in the near future to support our business.

Other income:

Other income mainly consists of interest income and water fund refund from the local government. Interest income increased $18,498, or 390.4%, for the three months ended June 30, 2011 as compared to the prior comparative period. The increase in interest income was due to increased cash and bank deposits for the period indicated which generated a higher amount of interest income. Other income increased $89,623, or 94.1%, for three months ended June 30, 2011 as compared to the prior period. During the three months ended June 30, 2011, we received RMB 1.2 million (approximately $184,851), representing a water fund refund from the local tax authority which we recorded as non-operating income. For the same period of 2010, such water tax refund amounted to $95,228.

As a result, other income increased $108,121 for the three months ended June 30, 2011 as compared to the prior period.

Income tax expense:

Our Company is mainly governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the three months ended June 30, 2011 and 2010, we incurred income taxes of $206,497 and $596,269, respectively. Income tax expense decreased $389,772, or 65.4%, due to decreased taxable income for the period indicated.

Net income:

As a result of the above, we reported net income of $621,505 for the three months ended June 30, 2011, as compared to net income of $1,370,876 for the same period of 2010. Net income decreased $749,371, or54.7%, for three months ended June 30, 2011 as compared with the three months ended June 30, 2010. The decrease in net income was mainly attributable to our decreased revenue and increased cost of revenue as discussed above.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

	For the six months ended June 30,
	2011	2010	Variance	%
		(Restated)

Revenues	$9,587,805	$9,355,786	$232,019	2.5%
Cost of revenue	5,007,383	2,964,693	2,042,690	68.9%
Gross profit	4,580,422	6,391,093	(1,810,671)	-28.3%

Operating expenses
Selling expenses	1,101,857	1,259,008	(157,151)	-12.5%
General and administrative expenses	1,539,604	1,920,251	(380,647)	-19.8%
Total operating expenses	2,641,461	3,179,259	(537,798)	-16.9%

Income from operations	1,938,961	3,211,834	(1,272,873)	-39.6%

Other income
Interest income	58,786	4,952	53,834	1087.1%
Other income	194,860	95,228	99,632	104.6%
Total Other income	253,646	100,180	153,466	153.2%

Income before income taxes	2,192,607	3,312,014	(1,119,407)	-33.8%

Provision for income taxes	639,451	892,437	(252,986)	-28.3%

Net income	$1,553,156	$2,419,577	$(866,421)	-35.8%

Revenue:

We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, mainly consist of featured lectures. These courses are provided on a roll-over basis over the year. The comprehensive training course package includes sixteen courses to be conveyed to the students by both Chinese lecturers and invited foreign lecturers. It normally takes several months to complete.  When comparing the operating results for the six months ended June 30, 2011 and 2010, our revenue generated from proprietary training courses and from comprehensive training courses was different. For the first quarter ended March 31, 2011, most of our revenue was generated from proprietary training courses and revenue from comprehensive course trainings only accounted for a very small percentage of our total revenue due to limited student course attendance. However, for the second quarter ended June 30, 2011, revenue from comprehensive course trainings increased significantly due to two invited foreign lecturers performing their planned lecturers, which led to increased student attendance, while revenue from preliminary course trainings decreased due to decreased student registration and course attendance. Our operating results for the six months ended June 30, 2011 reflected the combined results as discussed above. The following table provides a breakdown of our revenues for the six months ended June 30, 2011 and 2010, respectively:

	Six months ended June 30, 2011%		Six months ended June 30, 2010%		Change	% of change

Revenue from Proprietary Training Courses	6,561,999	68.4%	6,557,275	70.1%	4,724	0.1%
Revenue from comprehensive training packages	3,025,806	31.6%	2,798,511	29.9%	227,295	8.1%

Total	$9,587,805	100.0%	9,355,785	100.0%	232,019	2.5%

For the six months ended June 30, 2011, revenue was $9.58 million, representing an increase of $232,019 or 2.5% as compared to the prior comparative period. The increase in revenue was attributable to a number of factors, as set forth below:

First, revenue from proprietary training courses was $6,561,999 for the six months ended June 30, 2011, representing 68.4% of the total revenue.  When compared to the same period of 2010, revenue from proprietary training courses slightly increased $4,724, or 0.1%, primarily due to exchange rate effect.  Revenue from proprietary course trainings actually dropped significantly during the quarter ended June 30, 2011 due to decreased student attendance to only 805 students as discussed above. In addition,  the average tuition fee for a  proprietary course normally ranges from RMB 1,500 (or $220)  per course to RMB 40,000 (or $5,880) per course, depending on the different course offerings.  However, during the quarter ended June 30, 2011,  among the 805 students who attended the proprietary trainings, nearly 50% of them actually participated in a promotional seminar and only paid RMB 1,000 each as tuition fees. As a result, the weighted average tuition price for  proprietary courses was affected. Overall, the weighted average tuition price for the six months presented an increase from $2,084 in 2010 to $2,458 in 2011, representing a 17.9% increase. The increase in weighted average tuition price became a major driver to  ensure the revenue from courses maintain the same level as compared to the same period of 2010, taking into consideration the decrease in total student attendance from 3,125 students participating in the course trainings in 2010 to 2,864 students participating in the same period of 2011.

Second, revenue from comprehensive training programs was $3,025,806, representing 31.6% of the total revenue for the six months ended June 30, 2011. When comparing to the same period of 2010, revenue from comprehensive training courses increased $227,295 or 8%. The increase was mainly due to increased student attendance for comprehensive training programs during the six months period ended June 30, 2011.  For the six months ended June 30, 2011, total 188 students attended such trainings, while only 139 students attended such programs in the same period of 2010.  Our comprehensive training programs included 16 courses, among which 10 courses are taught by Chinese lecturers, and the remaining 6 courses are to be taught by invited foreign lecturers. The 10 courses normally are completed within 3 months; and the 6 courses can normally be completed within 6-9 months periods, because invitation and arrangement schedules need to be made in advance.  Thus, students who have completed their 10 courses taught by Chinese lecturers must wait for the foreign lecturers’ arrival in order to move forward.  This affects the student course attendance from period to period. For the six months ended June 30, 2011, two invited foreign lecturers provided the lectures to students, as a result, more students attended the comprehensive course training programs.  For the same period of 2010, the invited foreign lecturer John Maxwell appeared in Shanghai in quarter one and Mr. Colin Powell performed the lecture in May 2010. However, total student attendance was only 139 students. Thus, revenue recognized for the six months ended June 30, 2011 was relatively higher than the six months ended June 30, 2010.

As of June 30, 2011, there were about 300 students who have signed off the preliminary course trainings, and 20 students who have signed up for the comprehensive course trainings for the upcoming third quarter. The Company expects to recruit a total of 1,300 students to participate in the preliminary trainings which will generate about RMB 26 million (or $4 million) revenue from preliminary training courses during third quarter because during the summer time some students will take their family members to attend the courses. Revenue from comprehensive course trainings is expected to decrease due to  a lack of invited foreign lecturers during the third quarter. However, revenue from comprehensive training courses will be expected to increase in the fourth quarter because a lot of students will participate the training courses in November 2011 when invited foreign lecturer Nick Vujicic will come to China to perform the lectures.  The Company expects to have about 10,000 students to attend the lecture performed by Mr. Nick Vujicic generating RMB 20 million from the featured lecture.

Cost of Revenue:

For the six months ended June 30, 2011, cost of revenues increased by approximately $2.04 million, or 68.9%, as compared to the six months ended June 30, 2010.

The following table summarizes the cost of revenue for the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011	%	Six months ended June 30, 2010	%	Change	% of change
Cost of lecturer's compensation	$1,826,885	36.5%	$583,017	19.7%	$1,243,868	213.4%
Hotel and conference-room	1,141,599	22.8%	806,282	27.2%	335,317	41.6%
Educational facility costs	166,084	3.3%	110,399	3.7%	55,685	50.4%
Consulting fee	949,353	19.0%	448,662	15.1%	(500,691)	52.7%
Administrative support	193,514	3.9%	154,728	5.2%	38,786	25.1%
Sales taxes	729,949	14.6%	861,604	29.1%	(131,655)	(15.3%	)
Total cost of sales	$5,007,383	100.0%	$2,964,693	100.0%	$2,042,690	68.9%

Our costs of revenues mainly include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred.

The increase in cost of revenue was mainly due to the following reasons:

First, cost of lecturer’s compensation for the six months ended June 30, 2011 amounted to $1.82 million, or 36.5%, of the total cost of revenue, representing 213.4% increase, when compared to the same period in 2010.  The increase in lecturers’ compensation was due to the following reasons: (i) during the six months ended June 30, 2011, we paid cash compensation of RMB 4,312,000 (equivalent to $655,440) to chief executive officer Mr. Liang Kaien. Such compensation was treated as lecturer’s fees and recorded in the cost of sales. Mr. Liang is one of the major lecturers who provides educational training services to students; (ii) during the six months ended June 30, 2011, we paid cash bonuses to all Chinese lecturers before the Chinese Spring Festival. The total cash bonuses paid was RMB 2.12 million (or $0.33 million); (iii) the compensation paid to invited foreign lecturers John Grey and John Maxwell who performed the lectures to Chinese students during the quarter ended June 30, 2011 totaled $480,000 during the period.

Second, hotel and conference room expense for the six months ended June 30, 2011 increased $335,317, or 41.6%, comparing to prior comparative period.  It was because:( i) market price of hotel and conference rooms increased slightly; and ( ii) the hotel expenses incurred to host invited foreign lecturers were relatively higher than the hotel expenses to host Chinese lecturers. During the quarter ended June 30, 2011, two invited foreign lecturers performed their planned lectures to Chinese students which also led to the increase in hotel and conference room expenses.

Third, consulting fees for the six months ended June 30, 2011 increased $500,691, or 111.6%, when compared to the prior comparative period. Consulting fees related to expenses incurred to plan and organize trainings or large promotional seminars, and such fees are paid to outside service providers for providing such planning and organizing services. For the six months ended June 30, 2011,  due to host the lectures performed by two invited foreign lecturers, we paid significant amount of consulting fees to outside service providers to contact, plan and organize the trainings by these invited foreign lecturers. Due to the increase of services obtained from outside service providers, consulting fees increased consequently.

Due to the above factors, cost of revenue for the six months ended June 30, 2011 increased as compared to the same period of 2010.

Gross profit:

Our gross profit decreased by $1,810,671 or 28%, to approximately $4,580,422 for the six months ended June 30, 2011, as compared to $6,391,093 for the six months ended June 30, 2010. The decrease in our gross profit was mainly due to increased cost of revenue as discussed above.

Selling expense:

Our selling expense includes sales commission paid to outside agents for student recruiting and salaries paid to out-source marketing and sales forces. Selling and marketing expenses decreased by $157,151, or 12%, for the six months end June 30, 2011 as compared to the same period of 2010. The decrease in selling expenses was due to the following reasons: (i) for the six months ended June 30, 2010, we leased sales and marketing personnel from an outside service agent Zhejiang Foreign Service Corp and paid RMB 1.6 million (approximate to $235,525) as a labor lease fees to this third-party. For the six months ended June 30, 2011, we stopped leasing outside representatives, but began using our own sales force to market and sell the services; As a result, there was no labor lease expense for the six months ended June 30, 2011; (ii) for the six months ended June 30, 2010, we paid $1,137,250 in consulting fees to several outside agents in order to help recruit students and organize sales and marketing campaigns. However, for the six months ended June 30, 2011, we only paid $328,300 consulting fees for the same purposes. As a result, related selling expense was higher in 2010 than in 2011;  And (iii) For the six months ended June 30, 2011, advertising expense was $172,212 but for the same period of 2010, the Company only reported advertising expense of RMB 7,400 (or $1,088), the increase in advertising expense offset the decrease in labor lease fee and consulting fee for the period indicated. Due to the above factors, our selling expenses decreased for the six months ended June 30, 2011as compared to the prior comparative period. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more comprehensive training courses and target new markets to expand our operations.

General and administrative expense:

Our general and administrative expenses principally include: Staff salaries and benefits, Traveling and entertainment expenses; professional fees, such as consulting, audit and legal fees; Office rent; and other associated fees.

Our general administrative expense decreased by $380,647, or 20%, for the six months ended June 30, 2011 as compared to the prior comparative period. The decrease was mainly due to decreased professional fees paid in connection with maintaining our public status in the United States.  We went public in February 2010 and incurred a significant amount of professional fees. Total professional fees amounted to RMB 5.4 million (approximate to $0.79 million) for the six months ended June 30, 2010.  For the six months ended June 30, 2011, such professional fees only amounted to RMB 1.5 million (equivalent to $234,189).  In addition, the decrease in professional fees for the six months ended June 30, 2011, was offset by an increase in salary expense from only RMB 2.07 million in 2010 (or $0.35 million) to RMB 2.38 million (or $0.36 million) in 2011, salary expense increased due to increased hiring in order to support the increased business activities for the six months ended June 30, 2011. Also, depreciation expense increased from $21,607 in 2010 to $112,687 in 2011.  The net change in GA expenses reflected the above factors.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, we need to enhance our management’s skills to adapt to a more complex business environment, because we are subject to the rules and regulations of United States securities laws, including those pertaining to corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and that we will incur additional general and administrative costs in the near future to support our business.

Other income

Other income mainly consists of interest income and a water fund refund from the local government. Interest income increased $53,834, or 1,087%, for the six months ended June 30, 2011 as compared to the prior comparative period. The increase in interest income was due to higher amount of  cash  for the period indicated which generated a higher amount of interest income. Other income increased $99,632, or 104.6%, for the six months ended June 30, 2011 as compared to the prior period. For the six months ended June 30, 2011, we received a water fund refund from the local tax authority of $194,860 which we recorded as non-operating income. For the same period of 2010, we received a water tax refund of $95,228.

As a result, total other income increased $153,466 for the six months ended June 30, 2011 as compared to the prior period.

Income tax expense:

Our Company is mainly governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the six months ended June 30, 2011 and 2010, we incurred income taxes of $639,451 and $892,437, respectively. Income tax expense decreased $252,986, or 28.3%, mainly due to the increased cost of revenue and decrease in taxable income for the six months ended June 30, 2011

Net income:

As a result of the above, we reported net income of $1,553,156 for the six months ended June 30, 2011, as compared to net income of $2,419,577 for the same period of 2010. Net income decreased by $866,421, or 35.8%, when compared with the six months ended June 30, 2010. The decrease in net income was mainly attributable to our increased cost of revenue as discussed above.

Other comprehensive income

We operate mainly in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

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

For the six months ended June 30, 2011, other comprehensive income resulting from the currency translation gain amounted to $93,472.  For the six months ended June 30, 2010, other comprehensive income resulting from the currency translation loss amounted to $46,703.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations mainly through cash flows from operations.

Total current assets decreased by $849,695 from $11.3 million as of December 31, 2010 to $10.4 million as of June 30, 2011.  The primary changes to our current assets as of June 30, 2011 were from changes in cash and cash equivalents. Cash and cash equivalents as of June 30, 2011 decreased $1.03 million, or 9.8%, when compared to December 31, 2010.  The decrease in cash was mainly due to the following reasons:

First, during the six months ended June 30, 2011, we paid cash bonus to employees and lecturers before the Chinese Spring Festival (in February). Total cash bonus paid was RMB 2.42 million (approximately $0.37 million).

Second, during the six months ended June 30, 2011, we invited two famous foreign lecturers Mr. John Grey and Mr. John Maxwell to China to give the planned lectures to Chinese students. We paid $480,000 to these invited foreign lecturers for services provided. We also prepaid RMB 1 million (or $152,704) to Shanghai East Asia Athletic and Cultural Company to reserve conference rooms for lectures to be performed by invited foreign lecturers during the summer months of 2011. Such advance deposit was also recorded as advance to vendors, causing the corresponding increase of ending balance of advance to vendor.

Third, during the six months period ended June 30, 2011, we paid RMB 4,312,000 (equivalent to $655,440) to our chief executive officer, Mr. Liang Kaien, for compensation.

Fourth, during the six months period ended June 30, 2011, we paid income tax to local tax authority, totaling RMB 10.7 million (equivalent to $1.63 million).

Fifth, during the six months ended June 30, 2011, we entered into a new office lease agreement with a third party and approximately RMB 2.5 million (or $ 0.4 million) was paid to third parties for the office decoration. Such payment will be capitalized as leasehold improvement when the planned decoration is done.

Total current liabilities as of June 30, 2011 amounted to $4.80 million as compared to $6.79 million at December 31, 2010. The decrease in current liabilities was mainly due to decrease in our customer deposits, accrued expenses and tax payable: (i) customer deposit as of June 30, 2011 decreased $964,305 or 19.7% compared to December 31, 2010. Customer deposits are those amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Customer deposits are refundable if the training doesn’t occur within the specified time, thus we recognize these funds as a current liability until the revenue can be realized. The decrease of customer deposits was mainly because more revenue has been recognized based on the progress and actual completion of the trainings, especially when invited foreign lecturers John Grey and John Maxwell performed the planned lectures to students, which led to revenue from comprehensive course training programs increased accordingly. In addition, the decrease in customer deposit was also affected by the fact that fewer students have registered for the course during the quarter ended June 30, 2011 because of reduced sales promotional activities during the quarter, accordingly, customer deposits decreased as well.  (ii)accrued expense as of June 30, 2011 decreased $244,175, or 37%, comparing to December 31, 2010. It was because all the outstanding accrued expense balance as of December 31, 2010 was paid during the six months period ended June 30, 2011. In addition, we accrued newly incurred expense of $409,086 for the six months ended June 30, 2011; (iii) tax payable as of June 30, 2011 decreased $706,571, or 60%, compared to December 31, 2010. It was because the accrued income tax and other taxes as of December 31, 2010 have been paid during the six months period ended June 30, 2011. We paid RMB 10.7 million (equivalent to $1.63 million) to the local tax authority for the income tax during the six months ended June 30, 2011, which was in line with the decrease of cash and cash equivalents mentioned above .

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for the next twelve months of operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the six months ended June 30, 2011 and 2010, is summarized as follows:

	2011	2010 (Restated)
Cash flows from operating activities	$(469,491)	$1,170,143
Cash flows from investing activities	(676,363)	(470,232)
Cash flows from financing activities	-	(65,610)
Effect of exchange rate changes on cash	142,030	(31,631)
Net (decrease) increase in cash and cash equivalents	(1,003,823)	602,670
Cash and cash equivalents, beginning of period	10,272,391	6,089,919
Cash and cash equivalents, end of period	$9,268,568	$ 6,692,589

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2011 was $469,491 which mainly consisted of our net income of $1,553,156, offset by net changes in operating assets and liabilities due to our expanded operating activities, including a decrease in advances to management of $332,010 because we have fully collected these amounts before June 30, 2011. Advances to management are short-term advances made to one manager who is responsible for negotiating hotels, converting currency from Chinese RMB into US Dollar, and ensuring student-recruiting is performed in a timely manner.  In addition,  our advance to vendors increased by $469,378, which mainly represents our payments made to invited foreign lecturers in order to provide educational training service to Chinese students, decrease of tax payable of $723,548 because we made the payment to local tax authority to settle our outstanding tax liability during the period, as well as a decrease of customer deposits in the amount of $1,056,994, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

Net cash provided by operating activities was $1,170,143 for the six months ended June 30, 2010, which mainly consisted of our net income of $2,419,577,  noncash stock compensation of $105,000, offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in other receivables of $185,428, increase in advance to vendors of $297,388, which represents cash advance made to several well-known foreign lecturers in order to arrange for them to come to China to provide educational services to students in 2010. In addition, our advances to management increased by $837,716 which were short-term advances made to certain managers for marketing, hotel negotiation and to ensure student-recruiting is performed in a timely manner, as well as a decrease of customer deposits of $332,909 which were cash advances made to us by our students to attend our training courses or featured lectures.

Net cash used in operating activities decreased by $1.64 million or 140.1% for the six months ended June 30, 2011 as compared to the prior comparative period, as a result of the above.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $676,363 representing the acquisition of property and equipment of $126,334, as well as a long-term deposit of $152,945 made to a local hotel in order to obtain a favorable hotel-room booking rate for educational training purposes. In addition, in April 2011 we signed a new office lease contract with third party in order to lease a large office space in Shanghai. We prepaid $0.4 million to several vendors who are responsible for decorating this new office space. Such advance payment was recorded as construction in progress and will be capitalized when the planned decoration project is completed in August 2011. Accordingly, we reported cash out of $397,084 under cash flow from investing activities.

Net cash used in investing activities amounted to $470,232 for the six months ended June 30, 2010, representing acquisition of property and equipment of $101,417, as well as a long-term deposit of $368,815, made to a local hotel in order to obtain a favorable hotel-room booking rate for educational training purposes.

Financing Activities

There were no financing activities for the six months ended June 30, 2011.

Net cash used in financing activities for the six months ended June 30, 2010 was $65,610, including a repayment of shareholder loan of $705, a dividend payment of $1,285,305 and proceeds from issuance of common shares under a private placement of $1,220,400.  On January 30, 2010, our Board of Directors adopted a resolution, which was subsequently amended on August 13, 2010, to declare dividends in the total amount of RMB 21,325,000 (equivalent to $2,878,504) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM received to Magic Dream Enterprises Ltd., a company incorporated under the laws of the British Virgin Islands.  Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 8,787,500 (approximately $1,285,305) in cash to Magic Dream Enterprises Ltd. after 5% of dividend tax being paid to relevant Chinese tax authority.

As a result of the above factors, as of June 30, 2011, we have $9.19 million available cash on hand. We expect to use such funds to continue to emphasize on expanding and enhancing marketing and sales in the fiscal year 2011 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key course offerings,, solidifying our market coverage, and increasing marketing and promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage. As of the date of this report, we are in negotiations for a potential acquisition of an educational company in the Northeast part of China, which is expected to have a clear outcome by the end of this year.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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
101.1
The following materials from China Executive Education Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (to be filed by amendment).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)