Form 10-Q/A
period 2011-06-30
China Executive Education Corp
filed 2011-09-08
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A
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

EXPLANATORY NOTE

China Executive Education Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), to furnish Exhibits' 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, a typographical error was found under Note 13. Taxes, (b) Corporation income tax (“CIT”).  The sentence now reads “For the six months ended June 30, 2011 and 2010, the Company recorded income tax expense of $639,451 and $892,437, respectively.”  The correct number of $639,451 had mistakenly stated $553,972.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning  private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the three months ended June 30, 2011 and 2010, the Company reported income tax expense of $206,497 and $596,269, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded income tax expense of $639,451 and $892,437, respectively.

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
101
The following materials from China Executive Education Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2011	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)