Form 10-Q
period 2011-09-30
China Executive Education Corp
filed 2011-11-21
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November  18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

CHINA EXECUTIVE EDUCATION CORP.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

i

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES

PAGES

Consolidated balance sheets	2

Consolidated statements of operations and comprehensive loss	3

Consolidated statements of cash flows	4

Notes to consolidated financial statements	5 – 21

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)
	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Restated - note 2)
Current assets:
Cash and cash equivalents - restricted cash	$313,269	$302,924
Cash and cash equivalents - unrestricted cash	5,749,557	10,272,391
Advance to vendors	1,193,776	415,620
Receivables from shareholder	1,891,364	1,828,905
Other receivables	1,589,582	1,644,964
Total current assets	$10,737,548	$14,464,804

Property, plant and equipment, net	1,193,416	735,876
Deferred tax asset	6,561,694	5,552,246
Total Assets	$18,492,658	$20,752,926
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$1,191,164	$1,406,808
Accrued expense	-	383,999
Deferred revenue	26,246,777	22,208,983
Other payables	230,930	309,911
Income taxes payable	-	1,357,312
Total current liabilities	$27,668,871	$25,667,013

Commitments	-	-

Stockholders’ Deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized 22,834,100 shares and 22,834,100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Statutory surplus	-	-
Accumulated deficits	(10,576,204)	(6,588,838)
Accumulated other comprehensive loss	(398,685)	(123,925)
Total stockholders’ deficiency	$(9,176,213)	$(4,914,087)

Total Liabilities and Stockholders’ Deficiency	$18,492,658	$20,752,926

See accompanying notes to consolidated financial statements

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2011

(Stated in US Dollars)

	For the three months ended September 30		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Restated - note 2)	(Unaudited)	(Restated - note 2)

Revenues	$2,787,621	$1,997,786	$5,663,276	$5,747,939
Cost of revenue	2,046,316	1,541,677	5,445,817	4,902,226
Gross profit	741,305	456,109	217,459	845,713

Operating expenses
Selling expenses	493,647	1,034,042	2,530,630	2,292,686
General and administrative expense	859,193	948,223	2,392,160	2,898,269
Total operating expenses	1,352,840	1,982,265	4,922,790	5,190,955

Income from operations	(611,535)	(1,526,156)	(4,705,331)	(4,345,242)

Other income (expenses)
Interest income	26,497	15,507	86,197	23,019
Other income (expenses)	(21,394)	(319,850)	155,391	(246,544)
Total other income(expenses)	5,103	(304,343)	241,588	(223,525)

Loss before income taxes	(606,432)	(1,830,499)	(4,463,743)	(4,568,767)

Provision for income taxes/(income tax benefits)	(506,491)	373,415	476,377	1,107,897

Net loss	(1,112,923)	(1,457,084)	(3,987,366)	(3,460,870)
Foreign currency translation loss	(103,268)	(28,308)	(274,760)	(41,544)
Comprehensive loss	(1,216,191)	(1,485,392)	(4,262,126)	(3,502,414)
Total comprehensive loss	$(1,216,191)	$(1,485,392)	$(4,262,126)	$(3,502,414)
Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.17)	$(0.16)
Basic and diluted weighted average common shares outstanding	$22,834,100	$22,736,024	$22,834,100	$22,246,996
Cash dividends per common share	$-	$-	$-	$0.06

See accompanying notes to consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2011
CONSOLIDATED STATEMENT OF CASH FLOWS

 (Stated in US Dollars)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities	(Unaudited)	(Restated)
Net loss	$(3,987,366)	$(3,460,870)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153,347	40,953
Stock issued for services	-	105,000
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	55,382	(1,193,616)
Advance to vendors	(778,156)	246,029
Deferred tax asset	(1,009,448)	(2,595,961)
Increase (decrease) in -
Other payables	(78,981)	(506,575)
Advance from customers	(215,644)	(794,683)
Accrued expenses	(383,999)	(48,846)
Tax payable	(1,357,312)	724,512
Deferred revenue	4,037,794	10,383,844
Net cash (used in) provided by operating activities	$(3,564,383)	$2,899,787

Cash flows used in investing activities
Acquisition of property and equipment	$(610,887)	$(117,424)
Net cash used in investing activities	$(610,887)	$(117,424)

Cash flows from financing activities
Advance to shareholder	$-	$(1,804,620)
Dividends paid	-	(1,401,024)
Proceeds from issuance of common stock under a private placement	-	1,420,400
Net cash (used in) financing activities	$-	$(1,785,244)

Effect of exchange rate changes on cash and cash equivalents	$(347,564)	$(59,531)

Net (decrease) increase in cash and cash equivalents	(4,175,270)	997,119

Cash and cash equivalents, beginning of period	10,272,391	6,089,919

Cash and cash equivalents, end of period	$5,749,557	$7,027,507
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,636,867	$1,757,203

See accompanying notes to consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)
(Unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

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

Based on these contractual arrangements, management believes that MYL Commercial should be considered as a Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, because the Company is the primary beneficiary. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2011, the Audit Committee of the Board of Directors of China Executive Education Corp. (the “Company”) concluded, based on recommendation from Albert Wong & Co., our current independent auditor that the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009, each as filed with the Securities and Exchange Commission, should be restated. These restatements are non-cash related, and relate to following reasons:
1)	The net revenues for the years ended December 31, 2009 and 2010 were overstated due to improper records of revenue and deferred revenue;
2)	Improper accounting treatment regarding consolidating variable interests entity(the “VIE”);
3)	Improper disclosure on VIE;
4)	Improper accounting treatment for deferred tax assets;
5)	Under and over accrual for certain liabilities as well as expenses; and
6)	Certain accounts were improperly classified.

The net effects of net income attributable to the Company’s shareholders for the years ended December 31, 2010 and 2009 were decrease of approximately $7.49 million and $2.97 million, respectively. And for nine and three months ended September 30, 2010 was decrease of approximately $7.34 million and $2.69 million, respectively.

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated balance sheet	As of December 31, 2010
	As previously reported	Adjustment	As restated

ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$10,272,391	$-	$10,272,391
Cash and cash equivalents- Restricted cash	302,924	-	302,924
Advance to vendors	415,619	-	415,619
Receivables from shareholder	-	1,828,905	1,828,905
Advance to management	328,791	(328,791)	-
Other receivables	285,854	1,359,111	1,644,965
Total current assets	11,605,579	2,859,225	14,464,804

Property, plant and equipment, net	735,876	-	735,876
Long-term deposit	302,924	(302,924)	-
Deferred tax asset	-	5,552,246	5,552,246

Total Assets	$12,644,379	$8,108,547	$20,752,926

Current Liabilities
Accrued expense	$653,261	(269,262)	$383,999
Customer deposits	4,883,410	(3,476,602)	1,406,808
Income taxes payable	1,180,080	177,232	1,357,312
Deferred revenue	-	22,208,983	22,208,983
Due to shareholder	19,690	(19,690)	-
Other payables	49,381	260,530	309,911
Total current liabilities	6,785,822	18,881,191	25,667,013

Commitments

Shareholders' Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
22,834,100 shares issued and outstanding at December 31, 2010	22,834	-	22,834
Additional paid-in capital	1,771,516	4,326	1,775,842
Statutory surplus	43,917	(43,917)	-
Accumulated deficits	3,946,927	(10,535,765)	(6,588,838)
Accumulated other comprehensive income	71,894	(195,819)	(123,925)
Total equity	5,857,088	(10,771,175)	(4,914,087)
Non-controlling interest	1,469	(1,469)	-
Total stockholders’ deficiency	5,858,557	(10,772,644)	(4,914,087)
Total Liabilities and Stockholders’ Deficiency	$12,644,379	$8,108,547	$20,752,926

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

Consolidated statements of operations and comprehensive loss

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenues	$6,486,065	$(4,488,279)	$1,997,786	$15,528,473	$(9,780,534)	$5,747,939
Cost of revenue	2,239,353	(697,676)	1,541,677	4,521,454	380,772	4,902,226
Gross profit	4,246,712	(3,790,603)	456,109	11,007,019	(10,161,306)	845,713

Operating expenses
Selling expenses	1,034,295	(253)	1,034,042	2,408,154	(115,468)	2,292,686
General and administrative expenses	1,091,981	(143,758)	948,223	2,999,923	(101,654)	2,898,269
Total operating expenses	2,126,276	(144,011)	1,982,265	5,408,077	(217,122)	5,190,955

Income from operations	2,120,436	(3,646,592)	(1,526,156)	5,598,942	(9,944,184)	(4,345,242)

Other income
Interest income(expenses)	(1,550)	17,057	15,507	3,402	19,617	23,019
Other income(expenses)	(287,537)	(32,313)	(319,850)	(192,309)	(54,235)	(246,544)
Total other income(expenses)	(289,087)	(15,256)	(304,343)	(188,907)	(34,618)	(223,525)

Loss before income taxes benefits	1,831,349	(3,661,848)	(1,830,499)	5,410,035	(9,978,802)	(4,568,767)

Income taxes benefits (expenses)	(516,465)	889,880	373,415	(1,408,903)	2,516,800	1,107,897

Net income (loss)	1,314,884	(2,771,968)	(1,457,084)	4,001,132	(7,462,002)	(3,460,870)
Less: net income attributable to non-controlling interest	77,613	(77,613)	-	121,619	(121,619)	-
Net income attributable to the Company	$1,237,271	(2,694,355)	(1,457,084)	3,879,513	(7,340,383)	(3,460,870)

Comprehensive income (loss)
Net income	1,314,884	(2,771,968)	(1,457,084)	4,001,132	(7,462,002)	(3,460,870)
Foreign currency translation gain (loss)	(92,654)	64,346	(28,308)	(154,803)	113,259	(41,544)
Total comprehensive income (loss)	1,222,230	(2,707,622)	(1,485,392)	3,846,329	(7,348,743)	(3,502,414)
Less: net income attributable to non-controlling interest	77,613	(77,613)	-	121,619	(121,619)	-

Comprehensive income attributable to the company	1,144,617	(2,630,009)	(1,485,392)	3,724,710	(7,227,124)	(3,502,414)
Basic and diluted income (loss) per common share	$0.06	(0.13)	(0.07)	0.18	(0.34)	(0.16)

Basic and diluted weighted average common shares outstanding	22,736,024	-	22,736,024	22,246,996	-	22,246,996

Cash dividends per common share	0.07	(0.07)	-	0.13	(0.07)	0.06

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company’s interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. The Company’s consolidated balance sheet as of December 31, 2010 has been taken from the Company’s audited consolidated balance sheet (restated) as of the date. All other consolidated financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (restated) and notes thereto.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile. The accompanying interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

(b)	Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through September 30, 2011.  The following table depicts the identity of the subsidiaries and VIE:

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commercial Service., Ltd. ("MYL Commercial")	Hangzhou, China	VIE

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC. No bank deposit was maintained at December 31, 2010.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

(f)	Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360, “Property, Plant and Equipment”. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(g)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the Hong Kong. The subsidiaries of the Company maintain bank accounts in Hong Kong and the PRC.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Retirement benefits

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC. The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

(i)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Computer and electronic equipments	3-5 years
Leasehold improvement	3 years
Motor vehicles	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(j)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB).  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010	September, 30, 2010
Twelve months ended	-	6.6023	-
RMB : USD exchange rate
Nine months ended	6.3843	-	6.6912
RMB : USD exchange rate
Average nine months ended	6.4967	-	6.8066
RMB : USD exchange rate

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Foreign currency translation(Continued)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

(k)	Accounts receivable

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  During the reporting years, there were no bad debts.

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

(l)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the company’s Articles of Association, company’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition

The Company records all tuition as deferred revenue when students begin a class. Revenue is recognized based on a pro rata basis over the period of the class. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are in progress.

Tuition revenue is generally recognized over the length of the course and/or program as applicable.

Refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the period of instruction as the services are delivered.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, and the tuition price.

Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our consolidated balance sheets.

(n)	Income taxes

The Company accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the nine months ended September 30, 2011 and 2010 were 25%.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a consolidated financial statement that is presented with the same prominence as other consolidated financial statements.  The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(p)	Recently implemented standard

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs.”  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities; therefore, the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for public entities for annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted; the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

Except for the ASUs above, in the first nine months ended September 30, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2011 and 2010, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the nine months ended September 30, 2011 and 2010, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of September 30, 2011 and 2010 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

5. VARIABLE INTEREST ENTITY

On May 1, 2009 MYL Business has entered into a series of exclusive contractual arrangements with (the “Contractual Arrangements”) MYL Commercial, pursuant to which MYL Business exercise effective control over the operations of MYL Commercial and receive the economic benefits of MYL Commercial. These agreements are summarized in the following paragraphs.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

5. VARIABLE INTEREST ENTITY (Continued)

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

As a result of these Contractual Arrangements, under U.S.GAAP, MYL Business is considered the primary beneficiary of MYL Commercial and thus consolidate its results in our consolidated financial statements.

As a result of the Contractual Arrangement, MYL Business was granted with unconstrained decision making rights and power over key operational functions within the MYL Commercial. As a result, MYL Business will bear all of the Variable Interest Entities (“VIEs”) operating costs in exchange for 100% of the net income the VIEs. There is not any income or loss of the VIEs attributed to other parties. MYL Business does not have any equity interest in the VIEs, but instead has the right to enjoy economic benefits similar to equity ownership through its Contractual Arrangements with MYL Commercial.

These contractual arrangements may not be as effective in providing MYL Business with control over the MYL Commercial as direct ownership. Due to its VIE structure, MYL Business has to rely on contractual rights to effect control and management of the MYL Commercial, which exposes it to the risk of potential breach of contract by the shareholders of MYL Commercial.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

5. VARIABLE INTEREST ENTITY (Continued)

In addition, as all of these Contractual Arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected. At present, the equity interest pledge agreement has not been registered with the PRC regulator.

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
Total assets	$11,229,852	$10,408,438
Total liabilities	27,655,626	23,778,652

6. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2011	December 31, 2010
At cost	(Unaudited)	(Restated)
Buildings	$97,868	$94,636
Computer and electronic equipments	218,968	175,718
Leasehold improvement	472,107	49,358
Motor vehicles	627,925	486,269
Less: accumulated depreciation	(223,452)	(70,105)
	$1,193,416	$735,876

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2011 was $153,347 (for the year ended December 31, 2010: $62,537).

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

7. OTHER RECEIVABLES

Other receivables were comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
Disbursement and advances to employees	$108,460	$536,223
Sale tax prepaid	806,962	641,975
Deposits paid and VAT set off	624,733	466,766
Others	49,427	-
	$1,589,582	$1,644,964

Loan advances to unrelated parties were unsecured, interest-free and repayable on demand.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

8. OTHER PAYABLES

Other payables were comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
Sundry PRC taxes payables	$11,445	$38,241
Loan advances from unrelated parties	205,505	-
Deposits received and credit guarantees	11,140	48,472
Sales taxes payable	2,069	222,289
Sundries	771	909
	$230,930	$309,911

Loan advances from unrelated parties were unsecured, interest-free and repayable on demand.

9. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not yet delivered.  As of September 30, 2011 and December 31 2010, deferred revenue amounted to$26,246,777 and $22,208,983, respectively.

10. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declare dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. however, As at December 31,2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien , As of September 30, 2011 and December 31 2010, receivable from shareholder amounted to $1,891,364 and $1,828,905 respectively.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer, Mr. Liang Kaien, Chief Operating Officer, Mr. Xu Pokai, and Chief Strategy Officer, Mr. Chen Tingyuan. For the nine months ended September 30, 2011 and 2010, housing benefits provided to these officers totaled $169,580 and $143,318, respectively.

In accordance with ASC 260 Earnings per Share, basic losses per common share is computed by using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted losses per share reflect the potential dilution of securities that could share in the losses of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”). The calculation of diluted losses per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

11. BASIC AND DILUTED LOSSES PER SHARE

In accordance with ASC 260 Earnings per Share, basic losses per common share is computed by using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted losses per share reflect the potential dilution of securities that could share in the losses of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”). The calculation of diluted losses per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

	Nine months ended September 30,
	2011	2010
		(Restated)
Net losses	$(3,987,366)	$(3,460,870)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,246,996
Losses per share – basic and diluted	$(0.17)	$(0.16)

12.  INCOME TAXES BENEFITS

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the nine months ended September 30, 2011 and 2010.

Hong Kong

Incorporated in Hong Kong, the company is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for the company is 17.5%. No provision for income tax in the Hong Kong has been made as the Company had no Hong Kong taxable income for the nine months ended September 30, 2011 and 2010.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income. On March 16, 2007, the National People’s Congress of the PRC enacted a new Enterprise Income Tax Law (“Enterprise Income Tax Law”) under which foreign invested enterprises and domestic companies would be subject to Enterprise Income Tax Law at a uniform rate of 25%.  The Enterprise Income Tax Law became effective on January 1, 2008.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

12.  INCOME TAXES BENEFITS (Continued)

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for nine months ended September 30, 2011 and 2010.

The following table reconciles the Company’s effective tax for the periods presented:

	Nine months ended September 30,
	2011	2010
	(Restated)	(Restated)
Expected enterprise income tax benefits at statutory tax rate	$476,377	$1,107,897

The significant components of income tax benefits are as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Current tax expenses	$-	$-
Deferred tax benefits	476,377	1,107,897
Income tax expenses	$476,377	$1,107,897

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

13.  COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of September 30, 2011 and December 31, 2010.

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

Rent expenses for the above rental arrangements total $667,465 and $565,678 for nine months ended September 30, 2011 and 2010, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2011	$188,958
2012	654,778
2013	365,176
2014	208,672
Total	$1,417,584

The Company did not record any contingencies as of September 30, 2011 and December 31, 2010.

14. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events and determined that there was no other a subsequent event or transactions that require recognition or disclosures in the consolidated financial statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“Company,” “we,” “us,” and “our” refer to the combined business of China Executive Education Corp., a Nevada corporation, and its consolidated subsidiaries and variable interest entity;

•	“SLM” refers to our subsidiary Surmounting Limit Marketing Adviser Limited, a Hong Kong limited company;

•	“MYL Business” refers to our indirect subsidiary Hangzhou MYL Business Administration Consulting Co., Ltd., a PRC limited company;

•	“Shanghai MYL” refers to our indirect subsidiary Shanghai MYL Business Administration Consulting Co., Ltd., a PRC limited company;

•	“MYL Commercial” refers to our variable interest entity Hangzhou MYL Commercial Services Co., Ltd., a PRC limited company;

•	“MYL Training School” refers to MYL Commercial’s subsidiary Hangzhou Gongshu MYL Training School;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Renminbi” and “RMB” are to the legal currency of China; and

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Restatement of Previously Issued Financial Statements

On November 15, 2011, the Company was advised by Albert Wong that the financial statements as of the years ended December 31, 2009 and 2010 in the Form 10-K filed on April 15, 2011 have following accounting issues:

1)	Our net revenues for the years ended December 31, 2009 and 2010 were overstated due to improper records of revenue and deferred revenue;
2)	Improper accounting treatment regarding consolidating variable interests entity(the “VIE”);
3)	Improper disclosure on VIE;
4)	Improper accounting treatment for deferred tax assets;
5)	Under and over accrual for certain liabilities as well as expenses; and
6)	Certain accounts were improperly classified.

The net effects of net income attributable to the Company’s shareholders for the years ended December 31, 2009 and 2010 were decrease of approximately $2.97 million and $7.49 million, respectively. And for nine and three months ended September 30, 2010 was decrease of approximately $7.34 million and $2.69 million, respectively.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

•	Revenues: Revenues were $2,787,621 for the three months ended September 30, 2011, an increase of $789,835, or 40%, from $1,997,786 for the same period last year.

•
Gross profit and margin: Gross profit was $741,305 for the three months ended September 30, 2011, an increase of $285,196, or 63%, from $456,109 for the same period last year. Gross margin was 27% for the three months ended September 30, 2011, as compared to 23% for the same period last year, a 4% increase.

•
Net loss attributable to the Company: Net loss attributable to the Company was $1,112,923 for the three months ended September 30, 2011, a decrease of $344,161, or 24%, from a net loss of $1,457,084 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the three months ended September 30, 2011 was $0.05, as compared to a net loss per share of $0.06 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

	For the three months ended September 30
	2011	2010	Increase (Decrease)
		(Restated)	$	%

Revenues	$2,787,621	$1,997,786	$789,835	40%
Cost of revenue	2,046,316	1,541,677	504,639	33%
Gross profit	741,305	456,109	285,196	63%

Operating expenses
Selling expenses	493,647	1,034,042	(540,395)	(52%)
General and administrative expenses	859,193	948,223	(89,030)	(9%)
Total operating expenses	1,352,840	1,982,265	(629,425)	(32%)

Income from operations	(611,535)	(1,526,156)	914,621	(60%)

Other income (expenses)
Interest income	26,497	15,507	10,990	71%
Other income (expenses)	(21,394)	(319,850)	298,456	(93%)
Total Other income(expenses)	5,103	(304,343)	309,446	(102%)

Loss before income taxes	(606,432)	(1,830,499)	1,224,067	(67%)

Provision for income taxes/benefits	(506,491)	373,415	(879,906)	(236%)

Net loss	(1,112,923)	(1,457,084)	344,161	(24%)
Foreign currency translation gain(loss)	(103,268)	(28,308)	(74,960)	265%
Comprehensive loss	(1,216,191)	(1,485,392)	269,201	(18%)
Comprehensive income attributable to China Executive Education Corp	$(1,216,191)	$(1,485,392)	$269,201	(18%)

The following table sets forth key components of our results of operations for the periods indicated.

Revenues.  We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These courses are provided on a roll-over basis over the year. Started in the second half of 2010, we outsourced part of our student recruiting and marketing tasks to several local recruiting agents to  help promote our training courses and programs. As a result, more students were recruited and attended our course trainings, which led to the increase in our sales revenue from proprietary training courses for the period indicated. Our comprehensive training course package includes sixteen courses (covers over forty-one main topics) to students by both Chinese lecturers and foreign lecturers. It normally takes several months to complete.   The following table provides a breakdown of our revenues for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,				Increase
	2011		2010		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$2,385,030	86%	$1,630,568	82%	$754,462	46%
Comprehensive Training Courses - Forbes	402,591	14%	367,218	18%	35,373	10%
Total Revenues	$2,787,621	100%	$1,997,786	100%	$789,835	40%

Our revenues increased $789,835, or 40%, to $2,787,621  for the three months ended September 30, 2011, from $1,997,786  for the same period of 2010. The increase in our revenue was attributable to a number of factors, including:

First, revenue from preliminary training courses increased $754,462 or 46% for the quarter ended September 30,2011 as compared to the prior period, because of increased student recruiting and attendance  during the quarter.  The number of students participating the proprietary training courses increased from 1,377 students in 2010 to 2,242 students in 2011 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage. As more students attended the preliminary training courses, sales revenue increased accordingly.  The increase in student recruiting was offset by decreased average tuition price from $1,250 per course in 2010 to $1,064 per course in 2011.  The Company focused on promotional sales seminars during the quarter aiming to recruit more students to participate the training courses in the near future, as a result, the tuition collected from such promotional seminars was lower than ordinary course offerings.  Our overall increase in sales revenue from preliminary training courses for the three months ended September 30, 2011 reflected the above combined factors.

Second, revenue from comprehensive training programs increased from $367,218 for the quarter ended September 30, 2010 to $402,591 for the quarter ended September 30, 2011, an increase of $35,373, or 10%. The increase was mainly because the average tuition price for the comprehensive course program increased from $5,030 per student in 2010 to $6,941 per student in 2011, representing a 37% increase. The Company’s comprehensive training programs included 16 courses, among which 10 courses are taught by Chinese lecturers, and the remaining 6 courses taught by foreign lecturers are taught by invited foreign lecturers. The 10 courses in Chinese normally completed within 3 months; and the 6 courses can normally be completed within a 6-9 month periods, because the invitations and schedule arrangements need to be made in advance.  For those students who have completed their 10 courses taught by Chinese lecturers, they must wait for the foreign lecturers’ arrival in order to move forward.  This may affect the student course attendance from period to period. For the three months ended September 30, 2010, one invited foreign lecturer, Mr. John Maxwell, provided the lecturers to students, as a result, 73 students attended the comprehensive course training programs.  For the same period of 2011, no invited foreign lecturers appeared in China to perform the lectures; as a result, only 58 students attended the courses.

Cost of revenue. Our costs of revenue primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. For the three months ended September 30, 2011, cost of revenue increased by approximately $504,639, or 33%, as compared to the three months ended September 30, 2010. The following table summarizes the cost of revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Increase
	2011		2010		(Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$61,981	3%	$416,852	27%	$(354,871)	(85%)
Hotel and conference-room	1,678,411	82%	456,846	30%	1,221,565	267%
Educational facility costs	28,903	1%	3,607	-	25,296	701%
Administrative support	139,617	7%	281,961	18%	(142,344)	(50%)
Consulting fee	-	-	99	-	(99)	-
Other cost	1,920		40,141	3%	(38,221)	(95%)
Business tax	135,484	7%	342,171	22%	(206,687)	(60%)
Total cost of revenue	$2,046,316	100%	$1,541,677	100%	$504,639	33%

The change in cost of revenue was attributable to the cumulative effect of the following factors:

First, cost of lecturer’s compensation amounted to $61,981, or 3% of the total cost of revenue for the three months ended September 30, 2011, representing a $354,871 decrease as compared to the corresponding period of 2010. Normally, compensation paid to invited foreign lecturers is higher than compensation paid to Chinese lecturers.  The decrease in lecturer’s compensation cost for the three months ended September 30, 2011 was due to decreased compensation paid to invited foreign lecturers. For the three months ended September 30, 2010, we paid about $400,000 to invited foreign lecturer Mr. John Maxwell for providing lecture to student in China. For the three months ended September 30, 2011, no invited foreign lecturers provided lectures to our students.

Second, the cost of hotel and conference rooms for the three months ended September 30, 2011 increased $1,221,565, or 267%, as compared to the prior comparative period.  The increase in hotel and conference room costs was mainly because more students have attended the trainings as discussed above. In addition, in August 2011 we organized and held a training conference in Australia named “Anthony Robin dating the life”. Hotel and conference expense incurred to send students to participate in the training held overseas was higher than in the domestic market.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $285,196, or 63%, to $741,305 for the three months ended September 30, 2011, as compared to $456,109 for the same period in 2010. Our gross profit as a percentage of revenue (gross margin) also increased to 27% for the three months ended September 30, 2011, from 23% in the prior comparative period. The increase in our gross profit and gross margin was primarily due to the increased revenues as discussed above.

Selling expenses. Our selling expenses mainly include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales forces. Selling expenses decreased $540,395, or 52%, when comparing the three months ended September 30, 2011 with the three months ended September 30, 2010. The decrease in our selling expenses was primarily because salary paid to our own sales forces reduced when we outsourced part of our student recruiting to several local agents. This strategy enabled us to focus more on course design and training organization and arrangements rather than sales promotion.  For the same period of 2010, we used both local agents and our own sales force to conduct student recruiting. As a result, more salary was paid to our own sales force. As a result, selling expense was higher in 2010  than in 2011. We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

General and administrative expenses. Our general and administrative expenses principally include staff salaries and benefits, traveling and entertainment expenses, professional fees, such as consulting, audit and legal fees, rent expense and other associated fees.  Our general administrative expenses decreased $89,030, or 9%, for the three months ended September 30, 2011, as compared with the three months ended September 30, 2010. The decrease in our general and administrative expense for the quarter ended September 30, 2011 was due to decreased professional and consulting fee paid to maintain our Company’s public status in the United States. For the same period of 2010, since we had just become a publicly-listed Company, we paid more professional and consulting fees to various service providers in order to organize a road show and familiarize us with the U.S. capital market. As a result, such professional fees were higher in the same period of 2010.

Provision for income taxes and deferred tax benefit. Our  variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended September 30, 2011, we incurred income taxes of $506,491. For the same period in 2010, we reported a deferred income tax benefit of $373,415 resulting in a net operating loss carry-forward.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $1.11 million for the three months ended September 30, 2011, as compared to a net loss of $1.46 million for the same period of 2010, a decrease of $344,161, or 24%.  The decrease in our net loss was due to the restatements of several line items in our income statement and was also affected by decreased operating expenses for the period indicated as discussed above.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	For the nine months ended September 30,
	2011	2010	Increase (Decrease)
		(Restated)	$	%
Revenues	$5,663,276	$5,747,939	$(84,663)	(1%)
Cost of revenue	5,445,817	4,902,226	543,591	11%
Gross profit	217,459	845,713	(628,254)	(74%)

Operating expenses
Selling expenses	2,530,630	2,292,686	237,944	10%
General and administrative expenses	2,392,160	2,898,269	(506,109)	(17%)
Total operating expenses	4,922,790	5,190,955	(268,165)	(5%)

Income from operations	(4,705,331)	(4,345,242)	(360,089)	8%

Other income (expenses)
Interest income	86,197	23,019	63,178	274%
Other income (expenses)	155,391	(246,544)	401,935	(163%)
Total Other income(expenses)	241,588	(223,525)	465,113	(208%)

Loss before income taxes	(4,463,743)	(4,568,767)	105,024	(2%)

Provision for income taxes/benefits	476,377	1,107,897	(631,520)	(57%)

Net loss	(3,987,366)	(3,460,870)	(526,496)	15%
Foreign currency translation gain(loss)	(274,760)	(41,544)	(233,216)	561%
Comprehensive loss	(4,262,126)	(3,502,414)	(759,712)	22%
Comprehensive income attributable to China Executive Education Corp	$(4,262,126)	$(3,502,414)	$(759,712)	22%

Revenues.  Our revenues decreased $84,663, or 1%, to $5,663,276 for the nine months ended September 30, 2011, from $5,747,939 during the same period of 2010. The following table provides a breakdown of our revenues for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$4,931,906	87%	$4,764,207	83%	$167,699	4%
Comprehensive Training Courses-Forbes	731,370	13%	983,732	17%	(252,362)	(26%)
Total Revenues	$5,663,276	100%	$5,747,939	100%	$(84,663)	(1%)

The decrease in our revenue for the nine months ended September 30, 2011, as compared to the prior period, was attributed to a number of factors, including:

First, revenue from preliminary training courses increased $167,699, or 4%, for the nine ended September 30,2011, as compared to the prior period, because of increased student recruiting and attendance  during the period.  The number of students participating the proprietary training courses increased from 3,158 students in 2010 to 4,715 students in 2011 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage. As more students attended the preliminary training courses, sales revenue increased accordingly.  The increase in student recruiting was offset by decreased average tuition price from $1,509 per course in 2010 to $1,046 per course in 2011 because the Company focused on promotional sales seminars during 2011 aiming to recruit more students to participate the training courses in the near future.  As a result, the tuition collected from such promotional seminars was lower than ordinary course offerings.  Our overall increase in sales revenue from preliminary training courses for the nine months ended September 30, 2011 reflected the above combined factors.

Second, revenue from comprehensive training programs decreased from $983,732, for the nine months ended September 30, 2010 to $731,370 for the nine months ended September 30, 2011, a decrease of $252,362, or 26%. The Company’s comprehensive training programs included 16 courses, among which 10 courses are taught by Chinese lecturers, and the remaining 6 courses are to be taught by invited foreign lecturers. The 10 courses normally are completed within 3 months; and the 6 courses can normally be completed within a 6-9 month periods, because the invitation and arrangement schedule need to be made in advance.  For those students who have completed their 10 course taught by Chinese lecturers, they must wait for the foreign lecturers’ arrival in order to move forward.  This may affect the student course attendance from period to period. The decrease in revenue from comprehensive training programs was primarily affected by decreased student participation in comprehensive trainings. For the nine months ended September 30, 2010, three invited foreign lecturers, Mr. John Grey , Mr. John Maxwell and Mr. Colin Powell provided lecturers to students.  As a result, 120 students attended the comprehensive course training programs.  For the same period of 2011, two invited foreign lecturers went to China to perform the lectures; as a result, only 98 students attended the courses. In addition, average tuition price also dropped from $8,198 per students in 2010 to $7,463 in 2011. This was because students paid higher price in order to attend the lecture given by Mr. Colin Powell in 2010.

Cost of revenue. Our cost of revenue increased by approximately $0.54 million, or 11%, for the nine months ended September 30, 2011, as compared to the same period in 2010. The following table summarizes the cost of revenue for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$1,493,620	28%	$1,286,192	26%	$207,428	16%
Hotel and conference-room	2,904,157	53%	2,029,171	42%	874,986	43%
Educational facility costs	65,434	1%	11,893	-	53,541	450%
Administrative support	317,499	6%	389,533	8%	(72,034)	-18%
Consulting fee	-	-	35,259	1%	(35,259)	-
Other cost	11,079	-	167,901	3%	(156,822)	(93%)
Business tax	654,028	12%	982,277	20%	(328,249)	(33%)
Total cost of revenue	$5,445,817	100%	$4,902,226	100%	$543,591	11%

The increase in our cost of sales was primarily due to the following reasons:

First, cost of lecturer’s compensation amounted to $1.49 million, or 28% of the total cost of revenue for the nine months ended September 30, 2011, representing a $207,428 increase as compared to the corresponding period of 2010. The increase in lecturers’ compensation cost was in line with the increased students attendance. As discussed above, a total of 4,813 students participated in the trainings during the nine months ended September 30, 2011 as compared to 3,278 students in the same period of 2010. As more students attended the trainings, more lecturer’s compensation was paid.

Second, the cost of hotel and conference rooms for the nine months ended September 30, 2011 increased $874,986, or 43%, as compared to the prior period.  The increase in hotel and conference room costs was mainly because more students attended the trainings as discussed above. In addition, in August 2011 we organized and held a training conference in Australia named “Anthony Robin dating the life”. Hotel and conference expense incurred to send students to participate in the training held overseas was higher than in the domestic market.  Furthermore, in 2011, in order to create a more comfortable educational environment for student trainings, we raised the hotel and conference room selection standards which led to an increase in our hotel and conference room costs as well.

Gross profit and gross margin. Our gross profit decreased by $0.63 million, or 74%, to $0.22 million for the nine months ended September 30, 2011, as compared with $0.85 million for the same period in 2010, due to decreased revenue and increased cost of revenue as discussed above. Our gross profit as a percentage of revenue  decreased to 4% for the nine months ended September 30, 2011, as compared to  15% in the prior comparative period for the same reasons indicated.

Selling expenses. Our selling expenses mainly include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales forces. Selling expenses increased $0.24 million, or 10%, when comparing the nine months ended September 30, 2011 with nine months ended September 30, 2010. The increase in our selling expenses was in line with the increased students recruiting for the period indicated. For the nine months ended September 30, 2011, a total of 4,813 students have been recruited and participated the trainings as compared to 3,278 students in the same period of 2010. We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agent to help promote our training courses and conduct part of the student recruiting tasks.

General and administrative expenses.  Our general administrative expense decreased by $506,109, or 17%, for the nine months ended September 30, 2011 as compared to the prior period. The decrease was mainly due to decreased professional fees paid in connection with maintaining our public status in the United States.  We went public in February 2010 and incurred a significant amount of professional fees, such as shell company purchase, audit, legal and other consulting fees paid to various service providers. For the same period of 2011, we only paid routine professional and consulting fees to service providers to maintain our Company’s public status.

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

Deferred income tax benefit. Due to the operating loss and carry-forward, we reported deferred income tax benefits of $476,377 and $1,107,897 for the nine months ended September 30, 2011 and 2010, respectively. This was affected by the restatement of certain line items included in our previously issued financial statements.

Net income(loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $3.99 million for the nine months ended September 30, 2011, as compared to a net loss of $3.46 million for the same period of 2010, an increase of $526,496, or 15%. The decrease in our net loss was due to the restatement of several line items in our income statement and was also affected by decreased operating expenses for the period indicated as discussed above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $5.75  million. To date, we have financed our operations primarily through cash flows from operations. Based on our current operating plan, we believe that existing cash and cash equivalents, will be sufficient to meet our working capital and capital requirements for our current operations.
The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2011	2010 (Restated)
Net cash (used in) provided by operating activities	$(3,564,383)	$2,899,787
Net cash used in investing activities	(610,887)	(117,424)
Net cash used in financing activities	-	(1,785,244)
Effect of exchange rate changes on cash and cash equivalents	(347,564)	(59,531)
Net increase (decrease) in cash and cash equivalents	(4,175,270)	997,119
Cash and cash equivalents at beginning of the period	10,272,391	6,089,919
Cash and cash equivalent at end of the period	$5,749,557	$7,027,507

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2011 was $3,564,383 which mainly consisted of our net loss of $3,987,366, offset by net changes in operating assets and liabilities due to our operating activities, including a deferred tax benefit of $1,009,448 resulting from a net operating loss carry-forward. In addition, our advance to vendors increased by $778,156, which mainly represents our payments made to invited foreign lecturers in order to provide educational training servicee to Chinese students, and our deferred revenue increased $4,037,794 representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

Net cash provided by operating activities was $2,899,787 for the nine months ended September 30, 2010, which mainly consisted of our net loss of $3,460,870, offset by net changes in operating assets and liabilities due to our operating activities, including deferred tax benefit of $2,595,961 resulting from a net operating loss carry-forward, decrease in advance to vendors of $246,029, which represents cash paid to several well-known foreign lecturers for educational services provided  to students in 2010. In addition, an increase of deferred revenue of $10,383,844, which were cash advances made to us by our students to attend our training courses or featured lectures.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011and 2010 amounted to $610,887 and $117,424, respectively, representing acquisition of property and equipment in the same amount.

Financing Activities

There were no financing activities for the nine months ended September 30, 2011.

Net cash used in financing activities for the nine months ended September 30, 2010 was $1,785,244, including an advance to a shareholder of $1,804,620, a dividend payment of $1,401,024 and proceeds from issuance of common shares under a private placement of $1,420,400.

As a result of the above factors, as of September 30, 2011, we have $5.75 million available cash on hand. We expect to use such funds to continue to emphasize expanding and enhancing marketing and sales in fiscal year 2011 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key course offerings, solidifying our market coverage, and increasing promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.

Obligations Under Material Contracts

We have no material obligations to pay cash or deliver cash to any other party.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 3 to our unaudited  consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statement preparation process. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).