Form 10-K/A
period 2010-12-31
China Executive Education Corp
filed 2011-12-09
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

None.

China Executive Education Corp.

Annual Report on Form 10-K
 For the Fiscal Year Ended December 31, 2010

EXPLANATORY NOTE

China Executive Education Corp. is filing this Amendment on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed April 15, 2011 (the "Original Filing") to amend and restate the following previously-filed consolidated financial statements and related disclosures (the " Restatement"): (1) our audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the notes thereto contained in Part II, Item 8 of this Amendment and (2) management's discussion and analysis of financial condition and results of operations as of and for the fiscal years ended December 31, 2010 and 2009 contained in Part II, Item 7 of this Amendment.

    For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 7, 8 and 15 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

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

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

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

Our call option agreement with MYL Commercial and MYL Training School gives our Chinese operating subsidiary, MYL Business, the right to purchase all or part of the equity interests in MYL Commercial and MYL Training School, however, the option may not be exercised by MYL Business if the exercise would violate any applicable laws and regulations in China. Under Chinese laws, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by MOFCOM, or its local counterparts. Although an appraisal of the equity to be acquired is mandatory, the local counterparts of MOFCOM hold the view that such a transaction would not require their approval. Therefore, we do not believe at this time that an approval and an appraisal are required for MYL Business to exercise its option to acquire MYL Commercial and MYL Training School. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of MYL Commercial and MYL Training School, then we will lose a substantial portion of our ability to control MYL Commercial and MYL Training School and our ability to ensure that MYL Commercial and MYL Training School will act in our interests.

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

The M&A Regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The M&A Regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

Since the formal launching of our operations in April 2009, our client base and sales revenue have been continuing to climb. For the years ended December 31, 2010 and 2009, respectively, we provided our training programs to 9,525 and 2,874 Chinese business owners and executives. They came from different provinces and from diverse industries. Some of our top corporation clients have millions of dollars in sales, such as Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort, and Shenzhen Baoan Fenda Industrial Co., Ltd.

As of December 31, 2010 and December 31, 2009, we generated sales revenue of $7.2 million and $4.3 million, respectively.  Our net loss  for the above periods was $4.90  million and $0.29 million, respectively.

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

Restatement of Previously Issued Financial Statements

On November 15, 2011, the Company was advised by Albert Wong that the  financial statements for the years ended December 31, 2009 and 2010 in the Form 10-K filed on April 15, 2011 have the following accounting issues:

1)	Our net revenues for the years ended December 31, 2009 and 2010 were overstated due to improper recording of revenue and deferred revenue;
2)	Improper accounting treatment regarding consolidating variable interests entity (the “VIE”);
3)	Improper disclosure of VIE;
4)	Improper accounting treatment of deferred tax assets;
5)	Under and over accrual for certain liabilities as well as expenses; and
6)	Certain accounts were improperly classified.

The net effect of the above factors on the net income attributable to the Company’s shareholders for the years ended December 31, 2009 and 2010 were decreases of approximately $2.97 million and $7.49 million, respectively.

2010 Financial Performance Highlights

The following summarizes certain key financial information for the year ended December 31, 2010:

•	Revenues: Revenues were $7,236,330 for the year ended December 31, 2010, an increase of $2,951,633, or 68.9%, from $4,284,697 for the year ended December 31, 2009.

•
Gross profit and margin: Gross profit was $982,217 for the year ended December 31, 2010, a decrease of $833,204, or 45.9%, from $1,815,421 for the year ended December 31, 2009. Gross margin was 13.6% for the year ended December 31, 2010, as compared to 42.4% for the year ended December 31, 2009, a 29% decrease.

•
Net loss attributable to the Company: Net loss attributable to the Company was $4,899,945 for the year ended December 31, 2010, a decrease of $4,612,076, from a net loss of $287,869 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the year ended December 31, 2010 was $0.22, as compared to a net loss per share of $0.01 for the same period last year.

DISCUSSION OF OPERATING RESULTS

For the years ended December 31, 2010 and December 31, 2009

The results of our operations in U.S dollar for the year ended December 31, 2010 as compared to the prior comparative period are as follows:

	December 31,	December 31,	Increase
	2010	2009	(decrease)	Percentage
	(Restated)	(Restated)
Revenue	7,236,330	4,284,697	2,951,633	68.9%
Cost of revenue	6,254,113	2,469,276	3,784,837	153.3%
Gross profit	982,217	1,815,421	(833,204)	(45.9%)
Operating expenses
Selling and distribution costs	3,837,484	1,373,964	2,499,520	181.9%
Administrative and other operating expenses	3,839,303	1,133,407	2,705,896	238.7%
Total operating expenses	7,712,787	2,507,371	5,205,416	207.6%
Loss from operations	(6,730,570)	(691,950)	(6,038,620)	(872.7%)
Total other expenses	187,229	159,173	28,056	17.6%
Loss before income taxes	(6,917,799)	(851,123)	(6,066,676)	(712.8%)
Income tax benefits	2,017,854	563,254	1,454,600	258.2%
Net loss	(4,899,945)	(287,869)	(4,612,076)	(1602%)

Revenues, cost of revenues and gross profit

Revenues
For the year ended December 31, 2010, net revenue increased by $2,951,633, or 68.9%, as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors. Our well-designed course content and flexible course offering schedule have met the strong market demand for quality executive training programs in China, and our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in revenue was due to the following reasons:

(1)
We had just started our business on April 23, 2009 and only provided 19 different training courses to students. Our actual operating period was less than nine months rather than a complete twelve month period in 2009. During the year ended December 31, 2010, our Company became a public company, earned greater brand image and designed and arranged total of 23 different courses to meet students’ demand at all levels, which increased our sales opportunities.

(2)
During the year ended December 31, 2010, our Company expanded its business operations in both Hangzhou and Shanghai. Approximately  6,148 students have attended our training courses or featured lectures and we have initiated more than 58 promotion seminars to sell our training programs. For the same period of 2009, we provided training services to approximately 2,874 students and only 26 promotion seminars were initiated.  More marketing and sales efforts as well as advertising have been performed during the year ended December 31, 2010 as compared to 2009.

(3)
We provide two kinds of training programs to students: (a) proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These courses are provided on a roll-over basis over the year;  and (b) comprehensive training courses, which are composed of sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills..  These courses are provided by both Chinese lecturers and invited foreign lecturers. It normally takes several months to complete.  We normally collect student tuition before the courses can be arranged and provided, and record all the collection as deferred revenue. Our deferred revenue is subsequently recognized as revenue only to the extent that the courses or trainings have been fully arranged and delivered to the students, evidenced by the student course attendance record. Tuition collection for any un-arranged or un-delivered trainings are still under the deferred revenue pool. This results in large amount of deferred revenue reported on our balance sheets. The following table provides a breakdown of our revenues for the year ended December 31, 2010 and the period from April 23 to December 31, 2009, respectively:

					Increase
	2010		2009		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$6,066,473	84%	$3,161,354	74%	$2,905,119	92%
Comprehensive Training Courses - Forbes	1,169,857	16%	1,123,343	26%	46,514	4%
Total Revenues	$7,236,330	100%	$4,284,697	100%	$2,951,633	68.9%

First, as a result of increased student recruiting and attendance, revenue from preliminary training courses increased $2,905,120, or 92%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The number of students that participated in the proprietary training courses increased from 2,756 students in 2009 to 6,012 students in 2010 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage. As more students attended the preliminary training courses, sales revenue increased accordingly.  The increase in student recruiting was offset by decreased average tuition price from $1,147 per course in 2009 to $1,009 per course in 2010.  The Company focused on promotional sales seminars during the second half of 2010 aiming to recruit more students to participate the training courses in the near future. As a result, the tuition collected from such promotional seminars was lower than ordinary course offerings.  Our overall increase in sales revenue from preliminary training courses for the year ended December 31, 2010 reflected the above combined factors.

Second, the Company’s comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. The 10 courses in Chinese normally complete within 3 months. The 6 courses can normally be completed within a 6-9 month period, because the invitations and schedule arrangements need to be made in advance.  For those students who have completed their 10 courses taught by Chinese lecturers, they must wait for the foreign lecturers in order to move forward.  This may affect the student course attendance from period to period. Revenue from comprehensive training programs increased from $1,123,343 for the year ended December 31, 2009 to $1,169,857 for the year ended December 31, 2010, an increase of $46,513, or 4%. The increase was mainly because more students attended the comprehensive training programs. For the year ended December 31, 2009, 799 courses have been offered to 118 students at an average tuition price of $1,406 per course.; For the year ended December 31, 2010, 802 courses have been offered to 136 students at an average tuition price of $1,459 per course. The average tuition price per course increased $53, or 3.8%, for the year ended December 31, 2010 as compared to the prior comparative period.  The increase in revenue from comprehensive training courses reflected the above combined factors.

Cost of revenue
Our costs of revenues primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. The increase in our costs of revenues was primarily a result of our increased activities.

Our cost of revenue increased by approximately $3.78 million, or 153.3%, for the year ended December 31, 2010, as compared to the same period in 2009. The following table summarizes the cost of revenue for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010		2009		Increase (Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$1,613,359	26%	$492,011	20%	$1,121,348	228%
Hotel and conference-room	2,777,220	44%	1,142,423	46%	1,634,797	143%
Educational facility costs	98,879	2%	85,907	3%	12,972	15%
Administrative support	365,507	6%	44,656	2%	320,851	718%
Consulting fee	-	-	24,529	1%	(24,529)	-
Other cost	51,634	1%	6,542	0%	45,092	689%
Business tax	1,347,514	22%	673,208	27%	674,306	100.2%
Total cost of revenue	$6,254,113	100%	$2,469,276	100%	$3,784,837	153.3%

The increase in our cost of sales was primarily due to the following reasons:

First, cost of lecturer’s compensation amounted to $1.61 million, or 26% of the total cost of revenue for the year ended December 31, 2010, representing a $1.12 million, or 228%, increase as compared to the corresponding period of 2009. The increase in lecturers’ compensation cost was twofold: (1) the increased student attendance led to increased lecturer’s compensation. As discussed above, a total of 6,148 students participated in the trainings (including 6,012 students participating the preliminary course trainings and 136 students participating the comprehensive course trainings) during the year ended December 31, 2010 as compared to 2,874 students in the same period of 2009 (including 2,756 students for preliminary course trainings and 118 students for comprehensive course training). As more students attended the trainings, a higher amount of lecturer’s compensation was paid. (2) Our comprehensive training courses were taught by both Chinese lecturers and invited foreign lecturers, and the compensation paid to invited foreign lecturers were much higher than the compensation paid to Chinese lecturers. During the year 2010, we arranged for several well-known foreign lecturers to come to China to train our students. As a result, lecturer’s compensation expenses significantly increased.

Second, the cost of hotel and conference rooms for the year ended December 31, 2010 increased $1.63 million, or 143%, as compared to the prior year.  The increase in hotel and conference room costs was mainly because more students attended the trainings as discussed above, as a result, the Company was required to book more hotel rooms and larger space of conference rooms in order to host the students who attended the trainings, which was conducted on a rollover basis. In addition,, in 2010, in order to create a more comfortable educational environment for student trainings, we raised the hotel and conference room selection standards which led to an increase in our hotel and conference room costs as well. Furthermore, the increase in our hotel and conference room costs was also affected by the general inflation which led to higher hotel room rate. Affected by the 2010 World Expo Shanghai, the average market price for hotel rooms and conference room in Shanghai increased by 20% to 25% from 2009 to 2010. As a result, we paid more hotel room and conference room costs to organize our training in 2010

Third, cost of administrative support increased $320,851 or 718% when comparing 2010 to 2009 , primarily due to our increased educational training activities in 2010, which required more administrative supports to be provided by our management in order to effectively organize the promotional seminars, better serve and arrange students’ course attendance, and host the invited foreign lecturers.

Fourth, business sales taxes increased $674,306 or 100.2% when comparing 2010 to 2009 primarily due to increased revenue for the period indicated. Our Company is subject to 5% business sales tax on actual revenue generated. As sales revenue for the year ended December 31, 2010 increased, we incurred higher amount of sales taxes accordingly.

Finally,  the actual operating period of a complete twelve month in 2010 as compared to less than nine months in 2009 also affected our reported amount of cost of revenue for the period indicated.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit decreased by $833,203, or 45.9%, to approximately $982,217 in 2010, from $1,815,421 in 2009. Our gross profit as a percentage of revenue (gross margin) decreased to 13.6% in 2010 from 42.4% in 2009. The decrease in gross margin was due to our increased cost of revenue incurred in 2010. In 2010, we paid more compensation to our lecturers, incurred more hotel and conference – room expense and administrative support expenses when our business activities increased. As a result, cost of revenue increased 153.3% as discussed above.  As cost of revenue increased, gross margin decreased accordingly.

Operating expenses

Our selling expenses primarily include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales forces.

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office spaces rent expenses; and
(5) Other associated fees.

The following table sets forth our operating expenses for the periods indicated:

	2010 (Restated)	2009 (Restated)
Selling Expenses	$3,873,484	$1,373,964
General and administrative Expense	3,839,303	1,133,407
Total operating expenses	$7,712,787	$2,507,371

Total operating expenses were $7,712,787 for the year ended December 31, 2010, representing 207.6%, or a $5.2 million increase as compared to $2,507,371 for the year ended December 31, 2009. The increase was attributable to increases in selling, general and administrative expenses.

The increase in sales and marketing expenses of $2.50 million, or 181.9%, was in line with the increased students recruiting for the period indicated. For the year ended December 31, 2010, 6,148 students have been recruited  as compared to 2,874 students in 2009. Consequently, we incurred more promotion and advertising expense in 2010 in order to generate wider public awareness to our brand name and course content. In addition, our student recruiting strategy was different. In 2009, we did not establish our own sales force but outsourced most of the student recruiting task to a third-party Zhejiang Foreign Service Co., Ltd.  Such strategy led to a lower amount of selling expense because we did not pay salary,  only paid sales commission to the third-party agent. However, in 2010, we used both local agents and our own sales force for student recruiting. As a result, we paid a higher amount of salary to our own sales force as well as a higher amount of sales commission, to several local sales agents.  We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

The increase in our general administrative expense by $2.7 million, or 238.7%, primarily related to the following reasons:

i)
During 2010, in connection with our going public in the United States, we incurred significant consulting and professional fees, such as shell company purchase, audit, legal and other consulting fees paid to various service providers. Total fees related to going public amounted to approximately RMB 7 million (equivalent to $1.03 million).

ii)
The increase in our general and administrative expense was also affected by our expanded business in Shanghai and other nearby geographic areas, which required us to hire more personnel to manage the business. We also incurred more office lease expense in Shanghai to support our business expansion and management.

We expect that our general and administrative expenses will increase as we expand our business and operations. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance our management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other income (expenses)

Other income (expense) primarily consists of interest income (expense), as well as donations made to national disaster zones in China. For the year ended December 31, 2010, we reported net other expense of $187,229, which included interest income of $32,658 generated from our large bank deposit, advertising income of $25,982 as well as other expenses of $245,869 which represented our donation made to a China earthquake zone in 2010.

For the year ended December 31, 2009, we reported net other expense of $159,173, which primarily consisted of interest income of $8,060, as well as $167,233 donation made to a disaster zone in China.

Net other expenses increased by $28,056, or 17.6%, for the year ended December 31, 2010 as compared to the prior comparative period.

Deferred income tax benefit

Due to the operating loss and carry-forward, we reported deferred income tax benefits of $2,017,854 and $563,254 for the years ended December 31, 2010 and 2009, respectively. This was affected by the restatement of certain line items included in our previously issued financial statements.

Net loss

As a result of the cumulative effect of the foregoing factors, we reported a net loss of $4.90 million for the year ended December 31, 2010, as compared to a net loss of $287,869 for the year ended December 31, 2009, an increase of $4.6 million, or 1,602%. The increase in our net loss was primarily attributable to our increased cost of revenue and increased selling and general and administrative expenses as discussed above. The increase in our net loss was also affected by the restatement of several line items in our income statement for the period indicated as discussed above.

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

For the year ended December 31, 2010, other comprehensive income resulting from the currency translation loss amounted to $124,586.  For the year ended December 31, 2009, other comprehensive income resulting from the currency translation gain amounted to $661.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as proceeds from the issuance of common stock.

Total current assets increased by $6.24 million from $8.2 million as of December 31, 2009 to $14.5 million as of December 31, 2010.  The primary changes in our current assets during 2010 were from changes in cash and cash equivalents.  The increase in our cash from $6,089,919 at December 31, 2009 to $10,272,391 at December 31, 2010 was because our increased revenues allowed more cash to be available for our operations. Our business model determines that tuition should be fully paid by students before the training services can be rendered or delivered. The increase in our cash and cash equivalents was also due to the net proceeds of $1,605,150 we received from issuance of common stock to investors in our private placement during 2010. In 2010, we issued an aggregate of 784,100 shares of our common stock to investors.

Total current liabilities as of December 31, 2010 amounted to $15.0 million as compared to $6.8 million at December 31, 2009. The increase in current liabilities was primarily due to an increase in our deferred revenue. The increase in deferred revenue from $3,465,551 at December 31, 2009 to $11,563,046 at December 31, 2010 was due to our increased sales activities.  Deferred revenue represents amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Deferred revenue is refundable if the training does not occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the years ended December 31, 2010 and 2009 respectively is summarized as follows:

	2010 (Restated)	2009 (Restated)
Cash flows from operating activities	$6,561,316	$6,480,160
Cash flows from investing activities	(619,507)	(479,428)
Cash flows from financing activities	(1,624,779)	87,877
Net increase in cash and cash equivalents	4,317,030	6,088,609
Effect of exchange rate changes on cash	(134,558)	1,310
Cash and cash equivalents, beginning of period	6,089,919	-
Cash and cash equivalents, end of period	10,272,391	6,089,919

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2010 was $6,561,316 which consisted of our net loss of $4,899,945, and noncash adjustments of $167,537, offset by net changes in operating assets and liabilities due to our expanded operating activities, primarily including an increase in deferred tax asset of $3,794,468 resulting from a net operating loss carry-forward, as well as a increase of deferred revenue in the amount of $15,177,872, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash provided by operating activities was $6,480,160 for the year ended December 31, 2009, which consisted of our net loss of $287,869, and noncash adjustments of $7,568, offset by net changes in operating assets and liabilities due to our expanded operating activities, an increase in deferred tax asset of $1,757,778 resulting from a net operating loss carry-forward, as well as a increase of customer deposits of $2,021,383 as well as an increase of deferred revenue in the amount of $7,031,112, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $619,507, representing the acquisition of property and equipment in the same amount, primarily including computer and electronic equipments, educational management systems and vehicles to be used in our business operations.

Net cash used in investing activities amounted to $479,428 for the year ended December 31, 2009, primarily included the increase in our restricted cash deposit with a local bank of $292,954 to be used as a guarantee for maintaining our educational qualification. The increase in our cash used in investing activities in 2009 also included acquisition of property and equipment of $186,474, primarily including computer and electronic equipments, vehicles and building to be used in our business operations .

Financing Activities

Net cash used in financing activities for the year ended December 31, 2010 was $1,624,779, including dividend payment of $1,401,024 to a shareholder. On January 30, 2010, our Company’s Board of Directors adopted a resolution to declare dividends in the total amount of RMB 9,250,000 (equivalent to $1,401,024) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 9,250,000 (approximately $1,401,024) in cash to Magic Dream Enterprises Ltd. after dividend tax being paid to the relevant Chinese tax authority.

The increase in our cash used in financing activities for the year ended December 31, 2010 was also affected by an increase in the proceeds from issuance of common shares under private placement of $1,605,150. On June 8, 2010, our Board of Directors decided to issue a total of 610,200 shares of our common stock, par value of $0.001, at $2.00 per share to 60 authorized individuals. We raised $1,220,400 in gross proceeds. On August 2, 2010, we issued an additional 100,000 shares of our common stock at a selling price of $2.00 per share to one authorized individual for the same consideration as the offering consummated on June 8, 2010. We raised an additional $200,000 in gross proceeds as a result of this issuance.  On December 2, 2010, we entered into a Securities Purchase Agreement with certain investors relating to the issuance and sale of 73,900 shares of our common stock, par value $0.001 per share, at $2.50 per share, in a private placement transaction. The aggregate purchase price for the shares was $184,750. The purpose of the financings was to 1) to partially pay for the increased general and administrative expenses to avoid using cash which had been earmarked for business expansion; 2) to diversify our shareholder base; and 3) to build awareness of investors in the Company.

Included in our cash used in financing activities for the year ended December 31, 2010 was an advance to shareholders of $1,828,905 which were short-term advances made to certain shareholders for marketing, hotel negotiation and to ensure student-recruiting are performed in a timely manner.

Net cash provided by financing activities for the year ended December 31, 2009 amounted to $87,877, including a capital contribution by our shareholder in the same amount.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2010 and 2009 were 25%.

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

Recent Accounting Pronouncements

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•     A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•     In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•    For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
•     A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•           That has all the attributes of an investment company; or
•           For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.
The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)(5)	Total ($)
Kaien Liang, Chairman and	2010	$36,630	$1,999,220	$116,418	$2,152,286
Chief Executive Officer (1)	2009	$47,162	$544,694	$28,676	$620,532
Pokai Hsu,	2010	$36,630	$158,224	$19,701	$214,555
Chief Operating Officer (2)	2009	$36,630	-	-	$36,630
Tingyuan Chen,	2010	$36,630	$158,224	$82,089	$276,943
Chief Strategy Officer (3)	2009	$36,630	-	$73,529	$110,159
Cody Love,	2010	-	-	-	-
Former Chief Executive Officer (4)	2009	-	-	-	-

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

Date: December 9, 2011

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

Signature	Title	Date

/s/ Kaien Liang	Chairman and Chief Executive Officer	December 9, 2011
Kaien Liang	(Principal Executive Officer)

/s/ Zhiwei Huang	Chief Financial Officer	December 9, 2011
Zhiwei Huang	(Principal Financial and Accounting Officer)

/s/ Pokai Hsu	Director	December 9, 2011
Pokai Hsu

/s/ Hongmiao Chen	Director	December 9, 2011
Hongmiao Chen

/s/ Tony Ho	Director	December 9, 2011
Tony Ho

/s/ Hongbo Shen	Director	December 9, 2011
Hongbo Shen

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US dollars)

TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (April 23, 2009) TO DECEMBER 31,2009	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009 FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-27

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and shareholders of China Executive Education Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Executive Education Corp. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operation and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2010 of $6,588,838 including net losses of $4,899,945 for the year ended December 31, 2010. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2010 and 2009 have been restated for changes in accounting policies.

Hong Kong, China December 9, 2011	/s/ Albert Wong & Co Albert Wong & Co. Certified Public Accountants

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31 , 2010 AND 2009
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS	(Restated – note 3)	(Restated – note 3)

Current assets:
Cash and cash equivalents-Restricted cash	$302,924	292,954
Cash and cash equivalents-Unrestricted	10,272,391	$6,089,919
Advance to vendors	415,619	616,294
Receivables from shareholder	1,828,905	-
Other receivables	1,644,965	1,224,283
Total current assets	14,464,804	8,223,450

Property, plant and equipment, net	735,876	178,906
Deferred tax asset	5,552,246	1,757,778
Total Assets	$20,752,926	$10,160,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$1,406,808	$2,021,383
Accrued expenses	383,999	89,384
Deferred revenue	11,563,046	3,465,551
Other payables	309,911	812,878
Income taxes payable	1,357,312	404,059
Total current liabilities	15,021,076	6,793,255

Deferred revenue	$10,645,937	$3,565,561
Total liabilities	25,667,013	10,358,816

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 22,834,100 shares and 21,560,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	$22,834	$21,560
Additional paid-in capital	1,775,842	66,966
Statutory surplus	-	-
Accumulated deficits	(6,588,838)	(287,869)
Accumulated other comprehensive income (loss)	(123,925)	661
Total stockholders’ deficiency	$(4,914,087)	$(198,682)
Total Liabilities and Stockholders’ Deficiency	$20,752,926	$10,160,134

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the year ended December 31, 2010	From inception (April 23, 2009) to December 31, 2009
	(Restated – note 3)	(Restated – note 3)
Revenues	$7,236,330	$4,284,697
Cost of revenue	6,254,113	2,469,276
Gross profit	982,217	1,815,421

Operating expenses
Selling expenses	3,873,484	1,373,964
General and administrative expenses	3,839,303	1,133,407
Total operating expenses	7,712,787	2,507,371
Loss from operations	(6,730,570)	(691,950)

Other income (expenses)
Interest income	32,658	8,060
Other income	25,982	-
Other expenses	(245,869)	(167,233)
Total Other income(expenses)	(187,229)	(159,173)

Loss before income taxes benefits	(6,917,799)	(851,123)

Income taxes benefits	2,017,854	563,254

Net loss	(4,899,945)	(287,869)

Comprehensive loss
Net loss	(4,899,945)	(287,869)
Foreign currency translation gain (loss)	(124,586)	661
Total comprehensive loss	$(5,024,531)	$(287,208)

Basic and diluted loss per common share	$(0.22)	$(0.01)

Basic and diluted weighted average common shares outstanding	22,379,847	21,560,000

Cash dividends per common share	$0.06	$-

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Common Stock		Additional	Accumulated Other
	($0.001 par value)		Paid-in	Comprehensive	Statutory	Accumulated
	Shares	Amount	Capital	Income	Reserve	Deficits	Total
Balance at inception - April 23, 2009	21,560,000	$21,560	$66,966	$-	$-	$-	88,526

Net loss	-	-	-	-	-	(287,869)	(287,869)
Appropriation to statutory surplus reserve	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	661	-	-	661

Balance at December 31, 2009 (Restated)	21,560,000	21,560	66,966	661	-	(287,869)	(198,682)

Acquistion of On Demand Heavy Duty Corp on February 12, 2010	440,000	440	(440)	-	-	-	-
Stock issued for services on March 29, 2010	50,000	50	104,950	-	-	-	105,000
Issuance of common stock under private placement on June 8, 2010	610,200	610	1,219,790	-	-	-	1,220,400
Issuance of common stock under private placement on August 2, 2010	100,000	100	199,900	-	-	-	200,000
Issuance of common stock under private placement on December 2, 2010	73,900	74	184,676	-	-	-	184,750
Dividend paid	-	-	-	-	-	(1,401,024)	(1,401,024)
Net loss	-	-	-	-	-	(4,899,945)	(4,899,945)
Foreign currency translation loss	-	-	-	(124,586)	-	-	(124,586)

Balance at December 31, 2010 (restated)	22,834,100	$22,834	$1,775,842	$(123,925)	$-	$(6,588,838)	$(4,914,087)

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the year ended 31-Dec-10	From inception (April 23, 2009) to 31-Dec-09
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(4,899,945)	$(287,869)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,537	7,568
Stock issued for services	105,000	-
Changes in assets and liabilities:
Other receivables	(420,680)	(1,224,283)
Advance to vendors	200,675	(616,294)
Deferred tax asset	(3,794,468)	(1,757,778)
Other payable	(502,967)	812,878
Customer deposits	(614,575)	2,021,383
Accrued expenses	294,615	89,384
Tax payable	953,253	404,059
Deferred revenue	15,177,871	7,031,112
Net cash provided by operating activities	6,561,316	6,480,160

Cash flows used in investing activities
Restricted cash	-	(292,954)
Acquisition of property and equipment	(619,507)	(186,474)
Net cash used in investing activities	(619,507)	(479,428)

Cash flows from financing activities
Dividend payment	(1,401,024)	-
Proceeds from issuance of common stock under private placements	1,605,150	-
Advance to shareholder	(1,828,905)	-
Shareholder capital contribution	-	87,877
Net cash (used in) provided by financing activities	(1,624,779)	87,877

Net increase in cash and cash equivalents	4,317,030	6,088,609

Effect of exchange rate changes on cash and cash equivalents	(134,558)	1,310

Cash and cash equivalents, beginning of year	6,089,919	-

Cash and cash equivalents, end of year	$10,272,391	$6,089,919

Supplemental disclosures of cash flow information:
Income taxes paid	$708,792	$789,656

The accomanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

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

Based on these contractual arrangements, management believes that MYL Commercial should be considered as a Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, because the Company is the primary beneficiary. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of December 31, 2010, the Company has incurred an accumulated deficits totaling $6,588,838 with stockholder’s deficiency totaling $4,914,087, and its current liabilities exceed its current assets by $556,272. For the year ended December 31, 2010, the Company was suffered from net loss of $4,899,945. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2011, the Audit Committee of the Board of Directors of China Executive Education Corp. (the “Company”) concluded, that the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009, each as filed with the Securities and Exchange Commission, should be restated for changes in accounting policies. These restatements are non-cash related, and relate to following reasons:

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated balance sheets

	As of December 31, 2010
	As previously reported	Adjustment	As restated
ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$10,272,391	$-	$10,272,391
Cash and cash equivalents- Restricted cash	302,924	-	302,924
Advance to vendors	415,619	-	415,619
Receivables from shareholder	-	1,828,905	1,828,905
Advance to management	328,791	(328,791)	-
Other receivables	285,854	1,359,111	1,644,965
Total current assets	11,605,579	2,859,225	14,464,804

Property, plant and equipment, net	735,876	-	735,876
Long-term deposit	302,924	(302,924)	-
Deferred tax asset	-	5,552,246	5,552,246

Total Assets	$12,644,379	$8,108,547	$20,752,926

Current Liabilities
Accrued expense	$653,261	$(269,262)	$383,999
Customer deposits	4,883,410	(3,476,602)	1,406,808
Income taxes payable	1,180,080	177,232	1,357,312
Deferred revenue	-	11,563,046	11,563,046
Due to shareholder	19,690	(19,690)	-
Other payables	49,381	260,530	309,911
Total current liabilities	6,785,822	8,235,254	15,021,076

Deferred revenue	-	10,645,937	10,645,937
Total liabilities	6,785,822	18,881,191	25,667,013

Commitments

Stockholders’ Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
22,834,100 shares issued and outstanding at December 31, 2010	22,834	-	22,834
Additional paid-in capital	1,771,516	4,326	1,775,842
Statutory surplus	43,917	(43,917)	-
Retained earnings/ (Accumulated deficits)	3,946,927	(10,535,765)	(6,588,838)
Accumulated other comprehensive income	71,894	(195,819)	(123,925)
Total equity	5,857,088	(10,771,175)	(4,914,087)
Non-controlling interest	1,469	(1,469)	-
Total stockholders’ deficiency	5,858,557	(10,772,644)	(4,914,087)
Total Liabilities and Stockholders’ Deficiency	$12,644,379	$8,108,547	$20,752,926

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	As of December 31, 2009
	As previously reported	Adjustment	As restated

ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$6,089,919	$-	$6,089,919
Cash and cash equivalents- Restricted cash	292,954	-	292,954
Advance to vendors	612,199	4,095	616,294
Advance to management	695,325	(695,325)	-
Other receivables	204,482	1,019,801	1,224,283
Total current assets	7,894,879	328,571	8,223,450

Property, plant and equipment, net	188,749	(9,843)	178,906
Long-term deposit	70,684	(70,684)	-
Deferred tax asset	-	1,757,778	1,757,778

Total Assets	$8,154,312	$2,005,822	$10,160,134

Current Liabilities
Accrued expense	$192,052	$(102,668)	$89,384
Customer deposits	4,223,084	(2,201,701)	2,021,383
Income taxes payable	275,657	128,402	404,059
Deferred revenue	-	3,465,551	3,465,551
Due to shareholder	19,746	(19,746)	-
Other payables	679,239	133,639	812,878
Total current liabilities	5,389,778	1,403,477	6,793,255

Deferred revenue	-	3,565,561	3,565,561
Total liabilities	5,389,778	4,969,038	10,358,816

Commitments

Stockholders’ Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
21,560,100 shares issued and outstanding at December 31, 2009	21,560	-	21,560
Additional paid-in capital	62,640	4,326	66,966
Statutory surplus	43,917	(43,917)	-
Retained earnings / (Accumulated deficits)	2,638,798	(2,926,667)	(287,869)
Accumulated other comprehensive income	2,404	(1,743)	661
Total equity	2,769,319	(2,968,001)	(198,682)
Non-controlling interest	(4,785)	4,785	-
Total stockholders’ deficiency	2,764,534	(2,963,216)	(198,682)
Total Liabilities and Stockholders’ Deficiency	$8,154,312	$2,005,822	$10,160,134

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Consolidated statements of income and comprehensive income

	For the year ended December 31, 2010
	As previously reported	Adjustments	As restated

Revenues	$18,614,391	$(11,378,061)	$7,236,330
Cost of revenue	8,497,482	(2,243,369)	6,254,113
Gross profit	10,116,909	(9,134,692)	982,217

Operating expenses
Selling expenses	2,137,245	1,736,239	3,873,484
General and administrative expenses	3,936,945	(97,642)	3,839,303
Total operating expenses	6,074,190	1,638,597	7,712,787

Income (loss) from operations	4,042,719	(10,773,289)	(6,730,570)

Other income (expenses)
Interest income(expenses)	324	32,334	32,658
Other income(expenses)	19,137	(239,024)	(219,887)
Total other income(expenses)	19,461	(206,690)	(187,229)

Income (Loss) before income taxes expenses (benefits)	4,062,180	(10,979,979)	(6,917,799)

Income taxes expenses (benefits)	(1,462,492)	3,480,346	2,017,854

Net income (loss)	2,599,688	(7,499,633)	(4,899,945)
Less: net income attributable to non-controlling interest	6,254	(6,254)	-
Net income (loss) attributable to the Company	$2,593,434	$(7,493,379)	$(4,899,945)

Comprehensive income (loss)
Net income (loss)	2,599,688	(7,499,633)	(4,899,945)
Foreign currency translation gain (loss)	69,490	(194,076)	(124,586)
Total comprehensive Income (loss)	2,669,178	(7,693,709)	(5,024,531)
Less: net income attributable to non-controlling interest	6,254	(6,254)	-
Comprehensive income attributable to the company	2,662,924	(7,687,455)	(5,024,531)
Basic and diluted income (loss) per common share	$0.12	$(0.34)	$(0.22)

Basic and diluted weighted average common shares outstanding	22,379,847	-	22,379,847
Cash dividends per common share	$0.06	$-	$0.06

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	From inception (April 23, 2009) to December 31, 2009
	As previously reported	Adjustments	As restated

Revenues	$8,277,161	$(3,992,464)	$4,284,697
Cost of revenue	1,897,409	571,867	2,469,276
Gross profit	6,379,752	(4,564,331)	1,815,421

Operating expenses
Selling expenses	1,395,315	(21,351)	1,373,964
General and administrative expenses	1,217,141	(83,734)	1,133,407
Total operating expenses	2,612,456	(105,085)	2,507,371

Income (Loss) from operations	3,767,296	(4,459,246)	(691,950)

Other income (expenses)
Interest income(expenses)	(15,287)	23,347	8,060
Other income(expenses)	(146,781)	(20,452)	(167,233)
Total Other income(expenses)	(162,068)	2,895	(159,173)

Income (Loss) before income taxes expenses (benefits)	3,605,228	(4,456,351)	(851,123)

Income taxes benefits (expenses)	(931,653)	1,494,907	563,254

Net income (loss)	2,673,575	(2,961,444)	(287,869)
Net income attributable to non-controlling	(9,140)	9,140	-
Net income (loss) attributable to the Company	$2,682,715	$(2,970,584)	$(287,869)

Comprehensive income (loss)
Net income (loss)	2,673,575	(2,961,444)	(287,869)
Foreign currency translation gain	2,404	(1,743)	661
Total comprehensive Income (loss)	2,675,979	(2,963,187)	(287,208)
Less: net income attributable to non-controlling interest	(9,140)	9,140	-
Comprehensive income (loss) attributable to the company	2,685,119	(2,972,327)	(287,208)
Basic and diluted earnings (loss) per common share	$0.12	$(0.13)	$(0.01)
Basic and diluted weighted average common shares outstanding	21,560,000	-	21,560,000
Cash dividends per common share	$-	$-	$-

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes.  The consolidated financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of consolidated financial statements.

(b)	Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through December 31, 2010.  The following table depicts the identity of the subsidiaries and VIE:

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2010
balance sheet	RMB 6.6023 to US$1.00
Statements of income and comprehensive income	RMB 6.7682 to US$1.00

December 31, 2009
balance sheet	RMB 6.8270 to US$1.00
Statements of income and comprehensive income	RMB 6.8311 to US$1.00

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As stipulated by the PRC’s Company Law and as provided in the company Articles of Association, company’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company records all tuition as deferred revenue when students enroll a course. At the beginning of each course, revenue is recognized on a pro rata basis over the period of the course. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for courses that are in progress.

Tuition revenue is generally recognized on pro-rata base over the length of the course and/or program as applicable.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition(Continued)

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

The Company’s revenue is principally derived from tuition and fees associated with two kinds of educational programs to the students: proprietary training courses, and comprehensive training courses.

Proprietary training courses, which normally take several days to complete, primarily consisted of featured lectures. These courses are provided on a roll-over basis over the year. Based on the courses attendance record, the revenue is recognized at the delivered courses to the students.

Comprehensive training courses, which are composed with sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills. Based on the contracts, the students are eligible to enroll the courses within three years period. The revenue is recognized on pro rata basis over the shorter of (a) length of the contract period, i.e. within three years, and (b) the periods that the student takes to complete the entire course.

(n)	Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the years ended December 31, 2010 and 2009 were $746,032 and $321,387, respectively.

(o)	Income taxes

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2010 and 2009 were 25%.

(p)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements.  The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recently implemented standard

In January 2010, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Group’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Group’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. ASU 2010-28 requires an entity with reporting units with zero or negative carrying amounts, the Step 2 of test should be performed, in accordance with guidance in Topic 350. ASU 2010-28 is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is not permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In 2010, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010-29, which are not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

5. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2010 and 2009, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the years ended December 31, 2010 and 2009, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of December 31, 2010 and 2009 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

6. VARIABLE INTEREST ENTITY

PRC regulations currently limit direct foreign ownership of business entities to engage in education business in the PRC. To comply with these PRC regulations, the Company currently conducts the education business through MYL Commercial, a VIE.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6. VARIABLE INTEREST ENTITY (Continued)

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

As a result of the Contractual Arrangement, MYL Business was granted with unconstrained decision making rights and power over key operational functions within the MYL Commercial. As a result, MYL Business will bear all of the VIEs operating costs in exchange for 100% of the net income the VIEs. There is not any income or loss of the VIEs attributed to other parties. MYL Business does not have any equity interest in the VIEs, but instead has the right to enjoy economic benefits similar to equity ownership through its Contractual Arrangements with MYL Commercial.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6. VARIABLE INTEREST ENTITY (Continued)

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended:

	December 31,
	2010	2009
	(Restated)	(Restated)
Total assets	$10,408,438	$6,118,297
Total liabilities	$23,778,652	$9,696,377

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	December 31,
	2010	2009
At cost	(Restated)	(Restated)
Buildings	$94,636	$91,521
Computer and electronic equipments	175,718	47,220
Leasehold improvement	49,358	47,733
Motor vehicles	486,269	-
Less: accumulated depreciation	(70,105)	(7,568)
	$735,876	$178,906

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2010 and 2009 was $62,537 and $7,568, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31,
	2010	2009
	(Restated)	(Restated)
Disbursement and advances to employees	$536,224	$857,122
Business tax prepaid	641,975	182,215
Deposits paid and VAT set off	466,766	146,477
Others	-	38,469
	$1,644,965	$1,224,283

Loan advances to unrelated parties were unsecured, interest-free and repayable on demand.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

9. OTHER PAYABLES

Other payables were comprised of the following:

	December 31,
	2010	2009
	(Restated)	(Restated)
Sundry PRC taxes payables	$38,241	$12,260
Loan advances from unrelated parties	-	585,907
Deposits received and credit guarantees	48,472	86,486
Business taxes payable	222,289	124,474
Sundries	909	3,751
	$309,911	$812,878

Loan advances from unrelated parties were unsecured, interest-free and repayable on demand.

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not yet delivered. As of December 30, 2010 and 2009, deferred revenue included in current liabilities amounted to $11,563,046 and $3,465,551, respectively. Included in non-current liabilities amounted to $10,645,937 and $3,565,561, respectively.

11. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declared dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. however, As at December 31, 2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien. As of December 31, 2010, receivable from shareholder amounted to $1,828,905.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

12. BASIC AND DILUTED LOSSES PER SHARE

In accordance with ASC 260 Earnings per Share, basic losses per common share is computed by using net losses divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted losses per share reflect the potential dilution of securities that could share in the losses of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”). The calculation of diluted losses per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Net losses	$(4,899,945)	$(287,869)
Weighted average number of common shares outstanding – basic and diluted	22,379,847	21,560,000
Losses per share – basic and diluted	$(0.22)	$(0.01)

13. INCOME TAXES BENEFITS

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the years ended December 31, 2010 and 2009.

Hong Kong

Incorporated in Hong Kong, the company is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for the company is 16.5%. No provision for income tax in the Hong Kong has been made as the Company had no Hong Kong taxable income for the years ended December 31, 2010 and 2009.

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

13. INCOME TAXES BENEFITS (Continued)

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for calendar years ended December 31, 2010 and 2009.

The following table reconciles the Company’s effective tax for the periods presented:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)

Loss before income taxes benefits	$(6,917,799)	$(851,123)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(1,729,450)	(212,781)
Permanent differences	(288,404)	(350,473)
Expected enterprise income tax benefits at statutory tax rate	$(2,017,854)	$(563,254)

The significant components of income tax benefits are as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Current:
Provision for PRC Enterprise Income Tax	$1,625,270	$1,193,473

Deferred:
Provision for PRC Enterprise Income Tax	(3,643,124)	(1,756,727)
Income tax expenses (benefits)	$(2,017,854)	$(563,254)

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Deferred tax assets:
Loss carried forward	$5,400,902	$1,756,727
Valuation allowance	151,344	1,051
Net deferred tax assets	$5,552,246	$1,757,778

14. COMMON STOCK

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

14. COMMON STOCK (Continued)

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

15. COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of December 31, 2010 and 2009.

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

Rent expenses for the above rental arrangements total $746,032 and $321,387 for 2010 and 2009, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2011	$ 353,558
2012	22,265
Total	$ 375,823

The Company did not record any contingencies as of December 31, 2010 and 2009.

16.  SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through December 9, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements

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

3.1	Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 12, 2010)
10.1	Form of Securities Purchase Agreement, dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010)
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

10.13	Form of Independent Director’s Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2010)
10.14	Form of Securities Purchase Agreement between the Company and certain individuals (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011)
14	Code of Business Conducts and Ethics of the Company adopted on October 7, 2010 (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on October 12, 2010)
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

47