Form 10-K/A
period 2010-12-31
China Executive Education Corp
filed 2012-02-09
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

None.

China Executive Education Corp.

Annual Report on Form 10-K
 For the Fiscal Year Ended December 31, 2010

EXPLANATORY NOTE

    China Executive Education Corp. is filing this Amendment No. 2 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed April 15, 2011 (the "Original Filing") to respond to certain comments received from the Staff of the Securities and Exchange Commission.

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

Our open-enrollment training programs include our proprietary training courses and comprehensive training courses. Our comprehensive training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, focusing on management skills, negotiation skills, leadership skills and public speaking skills, among others. Featured lectures, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2010, we organized four such lectures in Shanghai. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

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

1)
The Company recognized its revenue based on invoices issued other than courses delivered in years ended December 31, 2010 and 2009, which resulted in the net revenues for these two years were overstated. In the restatement, the Company reversed the improperly recognized revenue and recorded as deferred revenue;

2)
The Company only consolidated 90% controlling interest of the variable interests entity (the “VIE”) and recognized 10% as noncontrolling interest in years ended December 31, 2010 and 2009. Pursuant to the VIE agreements, the Company should be the primary beneficiary of the VIEs and consolidate the VIEs entirely. This error was corrected in the restatement;

3)
The Company failed to disclosed its VIEs in accordance to Accounting Standard Codification (the “ASC”) 810-10-45 and 50 in the years ended December 31, 2010 and 2009. The disclosure is amended in the restatement;

4)
The Company failed to recognized the deferred tax assets in related to the temporary difference due to deferred revenue in years ended December 31, 2010 and 2009. The deferred tax assets are properly recognized and disclosed in the restatement;

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

Included in our cash used in financing activities for the year ended December 31, 2010 was a receivable from shareholders of $1,828,905 which represents the dividend previously declared invalid, which should be repaid to the Company by the shareholder

Net cash provided by financing activities for the year ended December 31, 2009 amounted to $87,877, including a capital contribution by our shareholder in the same amount.

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

Refund policy permits students who apply for a refund for the portion of the course they did not attend. The Company may refund a portion of fees after negotiated. In the past practice, there are seldom cases that the students apply for refund, and it is no significant impact on revenue recognition of the Company based on the best estimation of the management. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the period of instruction as the services are delivered.

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

Date: February 9, 2012

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

Signature	Title	Date

/s/ Kaien Liang	Chairman and Chief Executive Officer	February 9, 2012
Kaien Liang	(Principal Executive Officer)

/s/ Zhiwei Huang	Chief Financial Officer	February 9, 2012
Zhiwei Huang	(Principal Financial and Accounting Officer)

/s/ Pokai Hsu	Director	February 9, 2012
Pokai Hsu

/s/ Hongmiao Chen	Director	February 9, 2012
Hongmiao Chen

/s/ Hongbo Shen	Director	February 9, 2012
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

As discussed in Note 3 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2010 and 2009 have been restated for changes in correction for prior material misstatements..

Hong Kong, China December 9, 2011 Except for note 3 dated February 6, 2012	/s/ Albert Wong & Co Albert Wong & Co. Certified Public Accountants

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2010 AND 2009
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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Common Stock		Additional	Accumulated Other
	($0.001 par value)		Paid-in	Comprehensive	Statutory	Accumulated
	Shares	Amount	Capital	Income	Reserve	Deficits	Total
Balance at inception - April 23, 2009	21,560,000	$21,560	$66,966	$-	$-	$-	88,526

Net loss	-	-	-	-	-	(287,869)	(287,869)
Appropriation to statutory surplus reserve	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	661	-	-	661

Balance at December 31, 2009 (Restated)	21,560,000	21,560	66,966	661	-	(287,869)	(198,682)

Acquisition of On Demand Heavy Duty Corp on February 12, 2010	440,000	440	(440)	-	-	-	-
Stock issued for services on March 29, 2010	50,000	50	104,950	-	-	-	105,000
Issuance of common stock under private placement on June 8, 2010	610,200	610	1,219,790	-	-	-	1,220,400
Issuance of common stock under private placement on August 2, 2010	100,000	100	199,900	-	-	-	200,000
Issuance of common stock under private placement on December 2, 2010	73,900	74	184,676	-	-	-	184,750
Dividend paid	-	-	-	-	-	(1,401,024)	(1,401,024)
Net loss	-	-	-	-	-	(4,899,945)	(4,899,945)
Foreign currency translation loss	-	-	-	(124,586)	-	-	(124,586)

Balance at December 31, 2010 (restated)	22,834,100	$22,834	$1,775,842	$(123,925)	$-	$(6,588,838)	$(4,914,087)

The accompanying notes are an integral part of these consolidated financial statements.

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

On November 15, 2011, the Audit Committee of the Board of Directors of China Executive Education Corp. (the “Company”) concluded, that the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009, each as filed with the Securities and Exchange Commission, should be restated for correction of errors. These restatements are non-cash related, and relate to following reasons:

1)
The Company recognized its revenue based on invoices issued other than courses delivered in years ended December 31, 2010 and 2009, which resulted in the net revenues for these two years were overstated. In the restatement, the Company reversed the improperly recognized revenue and recorded as deferred revenue;

2)
The Company only consolidated 90% controlling interest of the variable interests entity (the “VIE”) and recognized 10% as noncontrolling interest in years ended December 31, 2010 and 2009. Pursuant to the VIE agreements, the Company should be the primary beneficiary of the VIEs and consolidate the VIEs entirely. This error was corrected in the restatement;

3)
The Company failed to disclosed its VIEs in accordance to Accounting Standard Codification (the “ASC”) 810-10-45 and 50 in the years ended December 31, 2010 and 2009. The disclosure is amended in the restatement;

4)
The Company failed to recognized the deferred tax assets in related to the temporary difference due to deferred revenue in years ended December 31, 2010 and 2009. The deferred tax assets are properly recognized and disclosed in the restatement;

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

Cash includes cash on hand, cash in bank and demand deposits in accounts maintained within the PRC and Hong Kong.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

The Company records all tuition as deferred revenue when students enroll a course. At the beginning of each course, revenue is recognized on a pro rata basis over the quantity of classes attended by the students. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for courses that are not yet attended.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition(Continued)

Refund policy permits students who apply for a refund for the portion of the course they did not attend. The Company may refund a portion of fees after negotiated. In the past practice, there are seldom cases that the students apply for refund, and it is no significant impact on revenue recognition of the Company based on the best estimation of the management Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the quantity of classes are delivered.

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

Comprehensive training courses, which are composed with sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills. Based on the contracts, the students are eligible to enroll the courses within three years period. The revenue is recognized on pro rata basis over the quantity of classes attended.

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

As a result of these Contractual Arrangements, under U.S.GAAP, MYL Business is considered the primary beneficiary of MYL Commercial and thus consolidates its results in our consolidated financial statements.

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