Form 10-Q/A
period 2011-09-30
China Executive Education Corp
filed 2012-02-09
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 1
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

CHINA EXECUTIVE EDUCATION CORP.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

i

EXPLANATORY NOTE

This Amendment No. 1 to China Executive Education Corp.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

This Form 10-Q/A amends and restates Item 1 and Item 2 of Part I of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 21, 2011, the filing date of the original Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

PART I.	FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS.

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES

PAGES

Consolidated balance sheets	3

Consolidated statements of operations and comprehensive loss	4

Consolidated statements of cash flows	5

Notes to consolidated financial statements	6 – 22

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)
	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Restated - note 2)
Current assets:
Cash and cash equivalents - restricted cash	$313,269	$302,924
Cash and cash equivalents - unrestricted cash	5,749,557	10,272,391
Advance to vendors	1,193,776	415,620
Receivables from shareholder	1,891,364	1,828,905
Other receivables	1,589,582	1,644,964
Total current assets	$10,737,548	$14,464,804

Property, plant and equipment, net	1,193,416	735,876
Deferred tax asset	6,561,694	5,552,246
Total Assets	$18,492,658	$20,752,926
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits	$1,191,164	$1,406,808
Accrued expense	-	383,999
Deferred revenue	16,547,649	11,563,046
Other payables	230,930	309,911
Income taxes payable	-	1,357,312
Total current liabilities	$17,969,743	$15,021,076

Deferred revenue	9,699,128	10,645,937
Total liabilities	$27,668,871	$25,667,013

Commitments	-	-

Stockholders’ Deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized 22,834,100 shares and 22,834,100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Statutory surplus	-	-
Accumulated deficits	(10,576,204)	(6,588,838)
Accumulated other comprehensive loss	(398,685)	(123,925)
Total stockholders’ deficiency	$(9,176,213)	$(4,914,087)

Total Liabilities and Stockholders’ Deficiency	$18,492,658	$20,752,926

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

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated balance sheet	As of December 31, 2010
	As previously reported	Adjustment	As restated

ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$10,272,391	$-	$10,272,391
Cash and cash equivalents- Restricted cash	302,924	-	302,924
Advance to vendors	415,619	-	415,619
Receivables from shareholder	-	1,828,905	1,828,905
Advance to management	328,791	(328,791)	-
Other receivables	285,854	1,359,111	1,644,965
Total current assets	11,605,579	2,859,225	14,464,804

Property, plant and equipment, net	735,876	-	735,876
Long-term deposit	302,924	(302,924)	-
Deferred tax asset	-	5,552,246	5,552,246

Total Assets	$12,644,379	$8,108,547	$20,752,926

Current Liabilities
Accrued expense	$653,261	(269,262)	$383,999
Customer deposits	4,883,410	(3,476,602)	1,406,808
Income taxes payable	1,180,080	177,232	1,357,312
Deferred revenue	-	11,563,046	11,563,046
Due to shareholder	19,690	(19,690)	-
Other payables	49,381	260,530	309,911
Total current liabilities	6,785,822	8,235,254	15,021,076

Deferred revenue	-	10,645,937	10,645,937
Total liabilities	$6,785,822	$18,881,191	$25,667,013

Commitments

Shareholders' Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
22,834,100 shares issued and outstanding at December 31, 2010	22,834	-	22,834
Additional paid-in capital	1,771,516	4,326	1,775,842
Statutory surplus	43,917	(43,917)	-
Accumulated deficits	3,946,927	(10,535,765)	(6,588,838)
Accumulated other comprehensive income	71,894	(195,819)	(123,925)
Total equity	5,857,088	(10,771,175)	(4,914,087)
Non-controlling interest	1,469	(1,469)	-
Total stockholders’ deficiency	5,858,557	(10,772,644)	(4,914,087)
Total Liabilities and Stockholders’ Deficiency	$12,644,379	$8,108,547	$20,752,926

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

Cash includes cash on hand, cash in bank and demand deposits in accounts maintained within the PRC and Kong Kong. The Company has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

The Company records all tuition as deferred revenue when students begin a class. Revenue is recognized based on a pro rata basis over the quantity of classes attended by the students. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for classes that are not yet attended.

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

As a result of these Contractual Arrangements, under U.S.GAAP, MYL Business is considered the primary beneficiary of MYL Commercial and thus consolidate its results in our consolidates financial statements.

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

9. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not yet delivered.  As of September 30, 2011 and December 31 2010, deferred revenue amounted to $26,246,777 and $22,208,983, respectively.

10. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declares dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. however, As at December 31,2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien , As of September 30, 2011 and December 31 2010, receivable from shareholder amounted to $1,891,364 and $1,828,905 respectively.

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

The increase in our cost of sales was primarily due to the following reasons:

First, cost of lecturer’s compensation amounted to $1.49 million, or 28% of the total cost of revenue for the nine months ended September 30, 2011, representing a $207,428 increase as compared to the corresponding period of 2010. The increase in lecturers’ compensation cost was in line with the increased students attendance. As discussed above, a total of 4,813 students participated in the trainings during the nine months ended September 30, 2011 as compared to 3,278 students in the same period of 2010. As more students attended the trainings, more lecturers' compensation was paid.

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

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2011 was $3,564,383 which mainly consisted of our net loss of $3,987,366, offset by net changes in operating assets and liabilities due to our operating activities, including a deferred tax benefit of $1,009,448 resulting from a net operating loss carry-forward. In addition, our advance to vendors increased by $778,156, which mainly represents our payments made to invited foreign lecturers in order to provide educational training service to Chinese students, and our deferred revenue increased $4,037,794 representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

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

Net cash used in financing activities for the nine months ended September 30, 2010 was $1,785,244, including a receivable from a shareholder of $1,804,620, a dividend payment of $1,401,024 and proceeds from issuance of common shares under a private placement of $1,420,400.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (to be filed by amendment).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2012	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (to be filed by amendment).