Form 10-K/A
period 2010-12-31
China Executive Education Corp
filed 2012-03-27
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

None.

China Executive Education Corp.

Annual Report on Form 10-K
 For the Fiscal Year Ended December 31, 2010

EXPLANATORY NOTE

    China Executive Education Corp. is filing this Amendment No. 3 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on April 15, 2011 (the "Original Filing") to respond to certain comments received from the Staff of the Securities and Exchange Commission.

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

We market our executive training programs directly to business executives through promotional seminars. We maintain two websites www.magicyourlife101.com and www.myl101.com. Since the formal launching of our operations in April 2009, our client base has continued to climb. During the years ended December 31, 2010 and 2009, we provided our training programs to 6,148 and 2,874 Chinese business owners and executives, respectively.

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

Our Customers and Marketing Efforts

During the years ended December 31, 2010 and 2009, we provided our training programs to 6,148 and 2,874 customers, respectively. These clients come from various provinces and from diverse industries.

We market our executive training programs directly to business executives primarily through promotional seminars. We outsourced some of our sales and marketing efforts to Zhejiang Foreign Service Company in 2009 and built our own sales and marketing team in 2010. As of December 31, 2010, we had 220 sales and marketing personnel. Our sales team generates sales and sales leads through mass-mailing campaigns and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events.

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

Intellectual Property

We maintain two websites www.magicyourlife101.com and www.myl101.com. The domain name of www.magicyourlife101.com was registered by Mr. Kaien Liang in the name of SLM. The registered operator of this website is Shanghai Kaiye Investment Consulting Co., Ltd.  The domain name of www.myl101.com is registered by Dreamer Marketing Adviser (Shanghai) Co., Ltd. The registered operator of this website is MYL Commercial.

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

Since the formal launching of our operations in April 2009, our client base and sales revenue have been continuing to climb. For the years ended December 31, 2010 and 2009, respectively, we provided our training programs to 6,148 and 2,874 Chinese business owners and executives. They came from different provinces and from diverse industries. Some of our top corporation clients have millions of dollars in sales, such as Tieniu Group, Jiangsu Shenhua Real Estate Co., Ltd., Beijing Holliland Enterprise Investment Management Co., Ltd., WanLong Ski Resort, and Shenzhen Baoan Fenda Industrial Co., Ltd.

As of December 31, 2010 and December 31, 2009, we generated sales revenue of $7.2 million and $4.3 million, respectively.  Our net loss  for the above periods was $8.54  million and $2.04 million, respectively.

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

4)	Under and over accrual for certain liabilities as well as expenses; and
5)	Certain accounts were improperly classified.

The net effect of the above factors on the net income attributable to the Company’s shareholders for the years ended December 31, 2010 and 2009 were decreases of approximately $11.14 million and $4.72 million, respectively.

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

•
Net loss attributable to the Company: Net loss attributable to the Company was $8,543,070 for the year ended December 31, 2010, a decrease of $6,498,474, from a net loss of $2,044,596 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the year ended December 31, 2010 was $0.38, as compared to a net loss per share of $0.09 for the same period last year.

DISCUSSION OF OPERATING RESULTS

For the years ended December 31, 2010 and December 31, 2009

The results of our operations in U.S dollar for the year ended December 31, 2010 as compared to the prior comparative period are as follows:

	December 31,	December 31,	Increase
	2010	2009	(decrease)	Percentage
	(Restated)	(Restated)
Revenue	7,236,330	4,284,697	2,951,633	68.9%
Cost of revenue	6,254,113	2,469,276	3,784,837	153.3%
Gross profit	982,217	1,815,421	(833,204)	(45.9%)
Operating expenses
Selling and distribution costs	3,873,484	1,373,964	2,499,520	181.9%
Administrative and other operating expenses	3,839,303	1,133,407	2,705,896	238.7%
Total operating expenses	7,712,787	2,507,371	5,205,416	207.6%
Loss from operations	(6,730,570)	(691,950)	(6,038,620)	(872.7%)
Total other expenses	187,229	159,173	28,056	17.6%
Loss before income taxes	(6,917,799)	(851,123)	(6,066,676)	(712.8%)
Income tax expenses	1,625,271	1,193,473	431,798	36.2%
Net loss	(8,543,070)	(2,044,596)	(6,498,474)	(317.8%)

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

(2)
During the year ended December 31, 2010, our Company expanded its business operations in both Hangzhou and Shanghai. Approximately  6,148 students have attended our training courses or featured lectures (including 5,786 students participated in the proprietary training courses and another 362 students participated in the comprehensive training programs) and we have initiated more than 58 promotion seminars to sell our training programs. For the same period of 2009, we provided training services to approximately 2,874 students (including 2,756 students participated in the proprietary training courses and another 118 students participated in the comprehensive training programs) and only 26 promotion seminars were initiated.  More marketing and sales efforts as well as advertising have been performed during the year ended December 31, 2010 as compared to 2009.

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

					Increase
	2010		2009		(Decrease)
	$	%	$	%	$	%

Proprietary Training Courses	$5,440,652	75%	$3,161,354	74%	$2,279,298	72%
Comprehensive Training Courses	1,795,678	25%	1,123,343	26%	672,335	60%
Total Revenues	$7,236,330	100%	$4,284,697	100%	$2,951,633	68.9%

First, as a result of increased student recruiting and attendance, revenue from proprietary training courses increased $2,279,298, or 72%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The number of students that participated in the proprietary training courses increased from 2,756 students in 2009 to 5,786 students in 2010 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage. As more students attended the preliminary training courses, sales revenue increased accordingly.  The increase in student recruiting was offset by decreased average tuition price from $1,147 per course in 2009 to $940 per course in 2010.  The Company focused on promotional sales seminars during the second half of 2010 aiming to recruit more students to participate the training courses in the near future. As a result, the tuition collected from such promotional seminars was lower than our routine course offerings.  Our overall increase in sales revenue from preliminary training courses for the year ended December 31, 2010 reflected the above combined factors.

Second, the Company’s comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. The 10 courses in Chinese normally complete within several months. The remaining 6 courses that are scheduled to be taught by invited foreign lecturers can normally be completed within a more extended period, because the invitations and schedule arrangements need to be made in advance.  For those students who have completed their 10 courses taught by Chinese lecturers, they must wait for the foreign lecturers in order to move forward.  This may affect the student course attendance from period to period. In addition, since the comprehensive course training program includes 16 courses with different course contents, each student may choose to participate in one or more course trainings within a specific time frame, based on their own available time schedules.  Such time flexibility is one of the reasons to attract the student to register and attend our comprehensive training programs. As a result, revenue  from comprehensive training programs is recognized on pro rata basis over the actual number of classes attended and delivered.  Revenue from comprehensive training programs increased from $1,123,343 for the year ended December 31, 2009 to $1,795,678 for the year ended December 31, 2010, an increase of $672,335, or 60%. The increase was mainly because more students attended the comprehensive training programs. For the year ended December 31, 2009, total 799 courses have been offered to 118 individual students at an average tuition price of $1,406 per course per student.; For the year ended December 31, 2010, total 1,028 courses have been offered to 362 individual students at an average tuition price of $1,747 per course per student. The average tuition price per course increased $341, or 24%, for the year ended December 31, 2010 as compared to the prior comparative period.  The increase in revenue from comprehensive training courses reflected the above combined factors.

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

The increase in our cost of sales was primarily due to the following reasons:

First, cost of lecturer’s compensation amounted to $1.61 million, or 26% of the total cost of revenue for the year ended December 31, 2010, representing a $1.12 million, or 228%, increase as compared to the corresponding period of 2009. The increase in lecturers’ compensation cost was twofold: (1) the increased student attendance led to increased lecturer’s compensation. As discussed above, a total of 6,148 students participated in the trainings (including 5,786 students participating the preliminary course trainings and 362 students participating the comprehensive course trainings) during the year ended December 31, 2010 as compared to 2,874 students in the same period of 2009 (including 2,756 students for preliminary course trainings and 118 students for comprehensive course training). As more students attended the trainings, a higher amount of lecturer’s compensation was paid. (2) Our comprehensive training courses were taught by both Chinese lecturers and invited foreign lecturers, and the compensation paid to invited foreign lecturers were much higher than the compensation paid to Chinese lecturers. During the year 2010, we arranged for several well-known foreign lecturers to come to China to train our students. As a result, lecturer’s compensation expenses significantly increased.

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

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit decreased by $833,204, or 45.9%, to approximately $982,217 in 2010, from $1,815,421 in 2009. Our gross profit as a percentage of revenue (gross margin) decreased to 13.6% in 2010 from 42.4% in 2009. The decrease in gross margin was due to our increased cost of revenue incurred in 2010. In 2010, we paid more compensation to our lecturers, incurred more hotel and conference – room expense and administrative support expenses when our business activities increased. As a result, cost of revenue increased 153.3% as discussed above.  As cost of revenue increased, gross margin decreased accordingly.

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

The increase in sales and marketing expenses of $2.50 million, or 181.9%, was in line with the increased students recruiting for the period indicated. For the year ended December 31, 2010, 6,148 students have been recruited and attended in the trainings  as compared to 2,874 students in 2009. Consequently, we incurred more promotion and advertising expense in 2010 in order to generate wider public awareness to our brand name and course content. In addition, our student recruiting strategy was different. In 2009, we did not establish our own sales force but outsourced most of the student recruiting task to a third-party Zhejiang Foreign Service Co., Ltd.  Such strategy led to a lower amount of selling expense because we did not pay salary, only paid sales commission to the third-party agent. However, in 2010, we used both local agents and our own sales force for student recruiting. As a result, we paid a higher amount of salary to our own sales force as well as a higher amount of sales commission, to several local sales agents.  We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

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

Income tax expense

Our Company is mainly governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. We reported income tax expenses of $1,625,271 and $1,193,473 for the years ended December 31, 2010 and 2009, respectively. This was affected by the restatement of certain line items included in our previously issued financial statements.

Net loss

As a result of the cumulative effect of the foregoing factors, we reported a net loss of $8.54 million for the year ended December 31, 2010, as compared to a net loss of $2.04 million for the year ended December 31, 2009, an increase of $6.5 million, or 318%. The increase in our net loss was primarily attributable to our increased cost of revenue and increased selling and general and administrative expenses as discussed above. The increase in our net loss was also affected by the restatement of several line items in our income statement for the period indicated as discussed above.

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

For the year ended December 31, 2010, other comprehensive income resulting from the currency translation loss amounted to $275,930.  For the year ended December 31, 2009, other comprehensive income resulting from the currency translation loss amounted to $390.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash flows from operations, as well as proceeds from the issuance of common stock.

Total current assets increased by $6.24 million from $8.2 million as of December 31, 2009 to $14.5 million as of December 31, 2010.  The primary changes in our current assets during 2010 were from changes in cash and cash equivalents.  The increase in our cash from $6,089,919 at December 31, 2009 to $10,272,391 at December 31, 2010 was because our increased revenues allowed more cash to be available for our operations. Our business model determines that tuition should be fully paid by students before the training services can be rendered or delivered. In addition, the increase in our cash and cash equivalents was also due to the net proceeds of $1,605,150 we received from issuance of common stock to investors in our private placement during 2010. In 2010, we issued an aggregate of 784,100 shares of our common stock to investors.

Total current liabilities as of December 31, 2010 amounted to $7.25 million as compared to $4.51 million at December 31, 2009. The increase in current liabilities was primarily due to an increase in our deferred revenue. The increase in deferred revenue from $1,185,818 at December 31, 2009 to $3,788,518 at December 31, 2010 was due to our increased sales activities.  Deferred revenue represents amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Deferred revenue is refundable if the training does not occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized. The increase in our current liabilities was also attributable to our increased tax payable, which was affected by our increased taxable income for the year ended December 31, 2010 as compared to prior year.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the years ended December 31, 2010 and 2009 respectively is summarized as follows:

	2010 (Restated)	2009 (Restated)
Cash flows from operating activities	$6,712,659	$6,481,211
Cash flows from investing activities	(619,507)	(479,428)
Cash flows from financing activities	(1,624,779)	87,877
Net increase in cash and cash equivalents	4,468,373	6,089,660
Effect of exchange rate changes on cash	(285,901)	259
Cash and cash equivalents, beginning of period	6,089,919	-
Cash and cash equivalents, end of period	10,272,391	6,089,919

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2010 was $6,712,659 which consisted of our net loss of $8,543,070, and noncash adjustments of $167,537, offset by net changes in operating assets and liabilities due to our expanded operating activities, primarily including an increase of deferred revenue in the amount of $15,177,871, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash provided by operating activities was $6,481,211 for the year ended December 31, 2009, which consisted of our net loss of $2,044,596, and noncash adjustments of $7,568, offset by net changes in operating assets and liabilities due to our expanded operating activities,  an increase of customer deposits of $2,021,383 as well as an increase of deferred revenue in the amount of $7,031,112, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

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

Date: March 27,  2012

CHINA EXECUTIVE EDUCATION CORP.

By:	/s/ Kaien Liang
Kaien Liang
Chief Executive Officer

By:	/s/ Zhiwei Huang
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

Signature	Title	Date

/s/ Kaien Liang	Chairman and Chief Executive Officer	March 27, 2012
Kaien Liang	(Principal Executive Officer)

/s/ Zhiwei Huang	Chief Financial Officer	March 27, 2012
Zhiwei Huang	(Principal Financial and Accounting Officer)

/s/ Pokai Hsu	Director	March 27, 2012
Pokai Hsu

/s/ Hongmiao Chen	Director	March 27, 2012
Hongmiao Chen

/s/ Hongbo Shen	Director	March 27, 2012
Hongbo Shen

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
(FORMERLY ON DEMAND HEAVY DUTY CORP)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US dollars)

TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009	F-3

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY FOR THE YEAR ENDED DECEMBER 31, 2010 AND FROM INCEPTION (April 23, 2009) TO DECEMBER 31,2009	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009 FROM INCEPTION (APRIL 23, 2009) TO DECEMBER 31, 2009	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-27

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2010 of $11,988,690 including net losses of $2,044,596 for the year ended December 31, 2010. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2010 and 2009 have been restated for changes in correction for prior material misstatements..

Hong Kong, China December 9, 2011 Except for note 3 dated March 26, 2012	/s/ Albert Wong & Co Albert Wong & Co. Certified Public Accountants

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS	(Restated – note 3)	(Restated – note 3)

Current assets:
Cash and cash equivalents-Restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$302,924 and US$292,954 as of December 31,2010 and 2009, respectively)	$302,924	292,954
Cash and cash equivalents-Unrestricted (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$2,759,809 and US$1,851,138 as of December 31,2010 and 2009, respectively)	10,272,391	$6,089,919
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2010 and 2009, respectively)	415,619	616,294
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2010 and 2009, respectively)	1,828,905	-
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$735,530 and US$650,434 as of December 31,2010 and 2009, respectively)	1,644,965	1,224,283
Total current assets	14,464,804	8,223,450

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$1,200 and US$1,897 as of December 31,2010 and 2009, respectively)	735,876	178,906
Total Assets	$15,200,680	$8,402,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$1,406,808 and US$2,021,383 as of December 31,2010 and 2009, respectively)	$1,406,808	$2,021,383
Accrued expenses (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2010 and 2009, respectively)	383,999	89,384
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$3,788,518 and US$1,185,818 as of December 31,2010 and 2009, respectively)	3,788,518	1,185,818
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$162,861 and US$643,882 as of December 31,2010 and 2009, respectively)	309,911	812,878
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2010 and 2009, respectively)	1,357,312	404,059
Total current liabilities	7,246,548	4,513,522

Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$18,420,465 and US$5,845,294 as of December 31,2010 and 2009, respectively)	$18,420,465	$5,845,294
Total liabilities	25,667,013	10,358,816

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 22,834,100 shares and 21,560,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	$22,834	$21,560
Additional paid-in capital	1,775,842	66,966
Statutory surplus	-	-
Accumulated deficits	(11,988,690)	(2,044,596)
Accumulated other comprehensive income (loss)	(276,319)	(390)
Total stockholders’ deficiency	$(10,466,333)	$(1,956,460)
Total Liabilities and Stockholders’ Deficiency	$15,200,680	$8,402,356

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the year ended December 31, 2010	From inception (April 23, 2009) to December 31, 2009
	(Restated – note 3)	(Restated – note 3)
Revenues	$7,236,330	$4,284,697
Cost of revenue	6,254,113	2,469,276
Gross profit	982,217	1,815,421

Operating expenses
Selling expenses	3,873,484	1,373,964
General and administrative expenses	3,839,303	1,133,407
Total operating expenses	7,712,787	2,507,371
Loss from operations	(6,730,570)	(691,950)

Other income (expenses)
Interest income	32,658	8,060
Other income	25,982	-
Other expenses	(245,869)	(167,233)
Total Other income(expenses)	(187,229)	(159,173)

Loss before income taxes benefits	(6,917,799)	(851,123)

Income taxes expenses	1,625,271	1,193,473

Net loss	(8,543,070)	(2,044,596)

Comprehensive loss
Net loss	(8,543,070)	(2,044,596)
Foreign currency translation gain (loss)	(275,929)	(390)
Total comprehensive loss	$(8,818,999)	$(2,044,986)

Basic and diluted loss per common share	$(0.38)	$(0.09)

Basic and diluted weighted average common shares outstanding	22,379,847	21,560,000

Cash dividends per common share	$0.06	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Common Stock		Additional	Accumulated Other
	($0.001 par value)		Paid-in	Comprehensive	Statutory	Accumulated
	Shares	Amount	Capital	Income	Reserve	Deficits	Total
Balance at inception - April 23, 2009	21,560,000	$21,560	$66,966	$-	$-	$-	88,526

Net loss	-	-	-	-	-	(2,044,596)	(2,044,596)
Appropriation to statutory surplus reserve	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	(390)	-	-	(390)

Balance at December 31, 2009 (Restated)	21,560,000	21,560	66,966	(390)	-	(2,044,596)	(1,956,460)

Acquisition of On Demand Heavy Duty Corp on February 12, 2010	440,000	440	(440)	-	-	-	-
Stock issued for services on March 29, 2010	50,000	50	104,950	-	-	-	105,000
Issuance of common stock under private placement on June 8, 2010	610,200	610	1,219,790	-	-	-	1,220,400
Issuance of common stock under private placement on August 2, 2010	100,000	100	199,900	-	-	-	200,000
Issuance of common stock under private placement on December 2, 2010	73,900	74	184,676	-	-	-	184,750
Dividend paid	-	-	-	-	-	(1,401,024)	(1,401,024)
Net loss	-	-	-	-	-	(8,543,070)	(8,543,070)
Foreign currency translation loss	-	-	-	(275,929)	-	-	(275,929)

Balance at December 31, 2010 (restated)	22,834,100	$22,834	$1,775,842	$(276,319)	$-	$(11,988,690)	$(10,466,333)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the year ended 31-Dec-10	From inception (April 23, 2009) to 31-Dec-09
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(8,543,070)	$(2,044,596)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,537	7,568
Stock issued for services	105,000	-
Changes in assets and liabilities:
Other receivables	(420,680)	(1,224,283)
Advance to vendors	200,675	(616,294)
Other payable	(502,967)	812,878
Customer deposits	(614,575)	2,021,383
Accrued expenses	294,615	89,384
Tax payable	953,253	404,059
Deferred revenue	15,177,871	7,031,112
Net cash provided by operating activities	6,712,659	6,481,211

Cash flows used in investing activities
Restricted cash	-	(292,954)
Acquisition of property and equipment	(619,507)	(186,474)
Net cash used in investing activities	(619,507)	(479,428)

Cash flows from financing activities
Dividend payment	(1,401,024)	-
Proceeds from issuance of common stock under private placements	1,605,150	-
Advance to shareholder	(1,828,905)	-
Shareholder capital contribution	-	87,877
Net cash (used in) provided by financing activities	(1,624,779)	87,877

Net increase in cash and cash equivalents	4,468,373	6,089,660

Effect of exchange rate changes on cash and cash equivalents	(285,901)	259

Cash and cash equivalents, beginning of year	6,089,919	-

Cash and cash equivalents, end of year	$10,272,391	$6,089,919

Supplemental disclosures of cash flow information:
Income taxes paid	$708,792	$789,656

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

As of December 31, 2010, the Company has incurred an accumulated deficits totaling $11,988,690 with stockholder’s deficiency totaling $10,466,333, and its current assets exceed its current liabilities by $7,218,256. For the year ended December 31, 2010, the Company was suffered from net loss of $8,543,070. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

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

4)	Under and over accrual for certain liabilities as well as expenses; and

5)	Certain accounts were improperly classified.

The net effects of net income attributable to the Company’s shareholders for the years ended December 31, 2010 and 2009 were decrease of approximately $11.14 million and $4.72 million, respectively.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated balance sheets

	As of December 31, 2010
	As previously reported	Adjustment	As restated
ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$10,272,391	$-	$10,272,391
Cash and cash equivalents- Restricted cash	302,924	-	302,924
Advance to vendors	415,619	-	415,619
Receivables from shareholder	-	1,828,905	1,828,905
Advance to management	328,791	(328,791)	-
Other receivables	285,854	1,359,111	1,644,965
Total current assets	11,605,579	2,859,225	14,464,804

Property, plant and equipment, net	735,876	-	735,876
Long-term deposit	302,924	(302,924)	-

Total Assets	$12,644,379	$2,566,301	$15,200,680

Current Liabilities
Accrued expense	$653,261	$(269,262)	$383,999
Customer deposits	4,883,410	(3,476,602)	1,406,808
Income taxes payable	1,180,080	177,232	1,357,312
Deferred revenue	-	3,788,518	3,788,518
Due to shareholder	19,690	(19,690)	-
Other payables	49,381	260,530	309,911
Total current liabilities	6,785,822	460,726	7,246,548

Deferred revenue	-	18,420,465	18,420,465
Total liabilities	6,785,822	18,881,191	25,667,013

Commitments

Stockholders’ Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
22,834,100 shares issued and outstanding at December 31, 2010	22,834	-	22,834
Additional paid-in capital	1,771,516	4,326	1,775,842
Statutory surplus	43,917	(43,917)	-
Retained earnings/ (Accumulated deficits)	3,946,927	(15,935,617)	(11,988,690)
Accumulated other comprehensive income	71,894	(348,213)	(276,319)
Total equity	5,857,088	(16,323,421)	(10,466,333)
Non-controlling interest	1,469	(1,469)	-
Total stockholders’ deficiency	5,858,557	(16,324,890)	(10,466,333)
Total Liabilities and Stockholders’ Deficiency	$12,644,379	$2,556,301	$15,200,680

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	As of December 31, 2009
	As previously reported	Adjustment	As restated

ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$6,089,919	$-	$6,089,919
Cash and cash equivalents- Restricted cash	292,954	-	292,954
Advance to vendors	612,199	4,095	616,294
Advance to management	695,325	(695,325)	-
Other receivables	204,482	1,019,801	1,224,283
Total current assets	7,894,879	328,571	8,223,450

Property, plant and equipment, net	188,749	(9,843)	178,906
Long-term deposit	70,684	(70,684)	-

Total Assets	$8,154,312	$248,044	$8,402,356

Current Liabilities
Accrued expense	$192,052	$(102,668)	$89,384
Customer deposits	4,223,084	(2,201,701)	2,021,383
Income taxes payable	275,657	128,402	404,059
Deferred revenue	-	1,185,818	1,185,818
Due to shareholder	19,746	(19,746)	-
Other payables	679,239	133,639	812,878
Total current liabilities	5,389,778	(876,256)	4,513,522

Deferred revenue	-	5,845,294	5,845,294
Total liabilities	5,389,778	4,969,038	10,358,816

Commitments

Stockholders’ Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
21,560,100 shares issued and outstanding at December 31, 2009	21,560	-	21,560
Additional paid-in capital	62,640	4,326	66,966
Statutory surplus	43,917	(43,917)	-
Retained earnings / (Accumulated deficits)	2,638,798	(4,683,394)	(2,044,596)
Accumulated other comprehensive income	2,404	(2,794)	(390)
Total equity	2,769,319	(4,725,779)	(1,956,460)
Non-controlling interest	(4,785)	4,785	-
Total stockholders’ deficiency	2,764,534	(4,720,994)	(1,956,460)
Total Liabilities and Stockholders’ Deficiency	$8,154,312	$248,044	$8,402,356

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Consolidated statements of income and comprehensive income

	For the year ended December 31, 2010
	As previously reported	Adjustments	As restated

Revenues	$18,614,391	$(11,378,061)	$7,236,330
Cost of revenue	8,497,482	(2,243,369)	6,254,113
Gross profit	10,116,909	(9,134,692)	982,217

Operating expenses
Selling expenses	2,137,245	1,736,239	3,873,484
General and administrative expenses	3,936,945	(97,642)	3,839,303
Total operating expenses	6,074,190	1,638,597	7,712,787

Income (loss) from operations	4,042,719	(10,773,289)	(6,730,570)

Other income (expenses)
Interest income(expenses)	324	32,334	32,658
Other income(expenses)	19,137	(239,024)	(219,887)
Total other income(expenses)	19,461	(206,690)	(187,229)

Income (Loss) before income taxes expenses	4,062,180	(10,979,979)	(6,917,799)

Income taxes expenses	1,462,492	162,779	1,625,271

Net income (loss)	2,599,688	(11,142,758)	(8,543,070)
Less: net income attributable to non-controlling interest	6,254	(6,254)	-
Net income (loss) attributable to the Company	$2,593,434	$(11,136,504)	$(8,543,070)

Comprehensive income (loss)
Net income (loss)	2,599,688	(11,142,758)	(8,543,070)
Foreign currency translation gain (loss)	69,490	(345,419)	(275,929)
Total comprehensive Income (loss)	2,669,178	(11,488,177)	(8,818,999)
Less: net income attributable to non-controlling interest	6,254	(6,254)	-
Comprehensive income attributable to the company	2,662,924	(11,481,924)	(8,818,999)
Basic and diluted income (loss) per common share	$0.12	$(0.50)	$(0.38)

Basic and diluted weighted average common shares outstanding	22,379,847	-	22,379,847
Cash dividends per common share	$0.06	$-	$0.06

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	From inception (April 23, 2009) to December 31, 2009
	As previously reported	Adjustments	As restated

Revenues	$8,277,161	$(3,992,464)	$4,284,697
Cost of revenue	1,897,409	571,867	2,469,276
Gross profit	6,379,752	(4,564,331)	1,815,421

Operating expenses
Selling expenses	1,395,315	(21,351)	1,373,964
General and administrative expenses	1,217,141	(83,734)	1,133,407
Total operating expenses	2,612,456	(105,085)	2,507,371

Income (Loss) from operations	3,767,296	(4,459,246)	(691,950)

Other income (expenses)
Interest income(expenses)	(15,287)	23,347	8,060
Other income(expenses)	(146,781)	(20,452)	(167,233)
Total Other income(expenses)	(162,068)	2,895	(159,173)

Income (Loss) before income taxes expenses	3,605,228	(4,456,351)	(851,123)

Income taxes expenses	931,653	261,820	1,193,473

Net income (loss)	2,673,575	(4,718,171)	(2,044,596)
Net income attributable to non-controlling	(9,140)	9,140	-
Net income (loss) attributable to the Company	$2,682,715	$(4,727,311)	$(2,044,596)

Comprehensive income (loss)
Net income (loss)	2,673,575	(4,718,171)	(2,044,596)
Foreign currency translation gain	2,404	(2,794)	(390)
Total comprehensive Income (loss)	2,675,979	(4,720,965)	(2,044,986)
Less: net income attributable to non-controlling interest	(9,140)	9,140	-
Comprehensive income (loss) attributable to the company	2,685,119	(4,730,105)	(2,044,986)
Basic and diluted earnings (loss) per common share	$0.12	$(0.21)	$(0.09)
Basic and diluted weighted average common shares outstanding	21,560,000	-	21,560,000
Cash dividends per common share	$-	$-	$-

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

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through December 31, 2010.  The following table depicts the identity of the subsidiaries and VIE :

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended:

	December 31,
	2010	2009
	(Restated)	(Restated)
Total assets	$4,780,461	$4,360,519
Total liabilities	$23,778,652	$9,696,377

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	December 31,
	2010	2009
At cost	(Restated)	(Restated)
Buildings	$94,636	$91,521
Computer and electronic equipments	175,718	47,220
Leasehold improvement	49,358	47,733
Motor vehicles	486,269	-
Less: accumulated depreciation	(70,105)	(7,568)
	$735,876	$178,906

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

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not yet delivered. As of December 31, 2010 and 2009, deferred revenue included in current liabilities amounted to $3,788,518 and $1,185,818, respectively. Included in non-current liabilities amounted to $18,420,465 and $5,845,294, respectively.

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

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Net losses	$(8,543,070)	$(2,044,596)
Weighted average number of common shares outstanding – basic and diluted	22,379,847	21,560,000
Losses per share – basic and diluted	$(0.38)	$(0.09)

13. INCOME TAXES EXPENSES

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

13. INCOME TAXES EXPENSES (Continued)

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for calendar years ended December 31, 2010 and 2009.

The following table reconciles the Company’s effective tax for the periods presented:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)

Loss before income taxes expenses	$(6,917,799)	$(851,123)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(1,729,450)	(212,781)
Permanent differences	3,354,721	1,406,254
Expected enterprise income tax expenses at statutory tax rate	$1,625,271	$1,193,473

The significant components of income tax benefits are as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Current:
Provision for PRC Enterprise Income Tax	$1,625,271	$1,193,473

Deferred:
Provision for PRC Enterprise Income Tax	-	-
Income tax expenses	$1,625,271	$1,193,473

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

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Deferred tax assets:
Loss carried forward	$5,552,246	$1,757,778
Valuation allowance	(5,552,246)	(1,757,778)
Net deferred tax assets	$-	$-

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

10.13	Form of Independent Director’s Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2010)
10.14	Form of Securities Purchase Agreement between the Company and certain individuals (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011)
14	Code of Business Conducts and Ethics of the Company adopted on October 7, 2010 (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on October 12, 2010)
21**	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
** Previously filed with the Original Form 10-K

47