Form 10-Q/A
period 2011-09-30
China Executive Education Corp
filed 2012-03-27
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 3
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

CHINA EXECUTIVE EDUCATION CORP.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

i

EXPLANATORY NOTE

This Amendment No. 3 to China Executive Education Corp.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission (“SEC”).

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

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Restated - note 2)
Current assets:
Cash and cash equivalents - restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$313,269 and US$302,924 as of September 30,2011 and December 31, 2010, respectively)	$313,269	$302,924
Cash and cash equivalents - unrestricted cash (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$366,507 and US$2,759,809 as of September 30,2011 and December 31, 2010, respectively)	5,749,557	10,272,391
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30,2011 and December 31, 2010, respectively)	1,193,776	415,619
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30,2011 and December 31, 2010, respectively)	1,891,364	1,828,905
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$893,092 and US$1,244,403 as of September 30,2011 and December 31, 2010, respectively)	1,589,582	1,644,965
Total current assets	$10,737,548	$14,464,804

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$650 and US$1,200 as of September 30,2011 and December 31, 2010, respectively)	1,193,416	735,876
Total Assets	$11,930,964	$15,200,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$1,191,164 and US$1,406,808 as of September 30,2011 and December 31, 2010, respectively)	$1,191,164	$1,406,808
Accrued expense (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30,2011 and December 31, 2010, respectively)	-	383,999
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$6,946,725 and US$3,788,518 as of September 30,2011 and December 31, 2010, respectively)	6,946,725	3,788,518
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$217,685 and US$162,861 as of September 30,2011 and December 31, 2010, respectively)	230,930	309,911
Income taxes payable (including income taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30,2011 and December 31, 2010, respectively)	-	1,357,312
Total current liabilities	$8,368,819	$7,246,548

Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$19,300,052 and US$18,420,465 as of September 30,2011 and December 31, 2010, respectively)	19,300,052	18,420,465
Total liabilities	$27,668,871	$25,667,013

Commitments	-	-

Stockholders’ Deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized 22,834,100 shares and 22,834,100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Statutory surplus	-	-
Accumulated deficits	(16,781,697)	(11,988,690)
Accumulated other comprehensive loss	(754,886)	(276,319)
Total stockholders’ deficiency	$(15,737,907)	$(10,466,333)

Total Liabilities and Stockholders’ Deficiency	$11,930,964	$15,200,680

See accompanying notes to consolidated financial statements

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2011

(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Restated - note 2)	(Unaudited)	(Restated - note 2)
Revenues	$2,787,621	$1,997,786	$5,663,276	$5,747,939
Cost of revenue	2,046,316	1,541,677	5,445,817	4,902,226
Gross profit	741,305	456,109	217,459	845,713

Operating expenses
Selling expenses	493,647	1,034,042	2,530,630	2,292,686
General and administrative expense	859,193	948,223	2,392,160	2,898,269
Total operating expenses	1,352,840	1,982,265	4,922,790	5,190,955

Income from operations	(611,535)	(1,526,156)	(4,705,331)	(4,345,242)

Other income (expenses)
Interest income	26,497	15,507	86,197	23,019
Other income (expenses)	(21,394)	(319,850)	155,391	(246,544)
Total other income(expenses)	5,103	(304,343)	241,588	(223,525)

Loss before income taxes	(606,432)	(1,830,499)	(4,463,743)	(4,568,767)

Provision for income taxes	2,092	516,507	329,264	1,408,947

Net loss	(608,524)	(2,347,006)	(4,793,007)	(5,977,714)
Foreign currency translation loss	(172,601)	(85,056)	(478,568)	(120,661)
Comprehensive loss	(781,125)	(2,432,062)	(5,271,575)	(6,098,375)
Total comprehensive loss	$(781,125)	$(2,432,062)	$(5,271,575)	$(6,098,375)
Basic and diluted loss per common share	$(0.03)	$(0.10)	$(0.21)	$(0.27)
Basic and diluted weighted average common shares outstanding	$22,834,100	$22,736,024	$22,834,100	$22,246,996
Cash dividends per common share	$-	$-	$-	$0.06

See accompanying notes to consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2011
CONSOLIDATED STATEMENT OF CASH FLOWS

 (Stated in US Dollars)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities	(Unaudited)	(Restated)
Net loss	$(4,793,007)	$(5,977,714)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153,347	40,953
Stock issued for services	-	105,000
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	55,382	(1,193,616)
Advance to vendors	(778,156)	246,029
Increase (decrease) in -
Other payables	(78,981)	(506,575)
Advance from customers	(215,644)	(794,683)
Accrued expenses	(383,999)	(48,846)
Tax payable	(1,357,312)	724,512
Deferred revenue	4,037,794	10,383,844
Net cash (used in) provided by operating activities	$(3,360,576)	$2,978,904

Cash flows used in investing activities
Acquisition of property and equipment	$(610,887)	$(117,424)
Net cash used in investing activities	$(610,887)	$(117,424)

Cash flows from financing activities
Advance to shareholder	$-	$(1,804,620)
Dividends paid	-	(1,401,024)
Proceeds from issuance of common stock under a private placement	-	1,420,400
Net cash (used in) financing activities	$-	$(1,785,244)

Effect of exchange rate changes on cash and cash equivalents	$(551,371)	$(138,648)

Net (decrease) increase in cash and cash equivalents	(4,522,834)	937,588

Cash and cash equivalents, beginning of period	10,272,391	6,089,919

Cash and cash equivalents, end of period	$5,749,557	$7,027,507
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,636,867	$1,757,203

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

The net effects of net income attributable to the Company’s shareholders for the years ended December 31, 2010 and 2009 were decrease of approximately $11.14 million and $4.73 million, respectively. And for nine and three months ended September 30, 2010 was decrease of approximately $9.86 million and $3.58 million, respectively.

The following tables set forth the financial impacts of the restatement on the Company.

	As previously reported	Adjustment	As restated

ASSETS
Current Assets
Cash and cash equivalents- Unrestricted	$10,272,391	$-	$10,272,391
Cash and cash equivalents- Restricted cash	302,924	-	302,924
Advance to vendors	415,619	-	415,619
Receivables from shareholder	-	1,828,905	1,828,905
Advance to management	328,791	(328,791)	-
Other receivables	285,854	1,359,111	1,644,965
Total current assets	11,605,579	2,859,225	14,464,804

Property, plant and equipment, net	735,876	-	735,876
Long-term deposit	302,924	(302,924)	-

Total Assets	$12,644,379	$2,556,301	$15,200,680

Current Liabilities
Accrued expense	$653,261	(269,262)	$383,999
Customer deposits	4,883,410	(3,476,602)	1,406,808
Income taxes payable	1,180,080	177,232	1,357,312
Deferred revenue	-	3,788,519	3,788,519
Due to shareholder	19,690	(19,690)	-
Other payables	49,381	260,530	309,911
Total current liabilities	6,785,822	460,726	7,246,548

Deferred revenue	-	18,420,465	18,420,465
Total liabilities	$6,785,822	$18,881,191	$25,667,013

Commitments

Shareholders' Deficiency
Common Stock, $0.001 par value 75,000,000 shares authorized,
22,834,100 shares issued and outstanding at December 31, 2010	22,834	-	22,834
Additional paid-in capital	1,771,516	4,326	1,775,842
Statutory surplus	43,917	(43,917)	-
Accumulated deficits	3,946,927	(15,935,617)	(11,988,690)
Accumulated other comprehensive income	71,894	(348,213)	(276,319)
Total equity	5,857,088	(16,323,421)	(10,466,333)
Non-controlling interest	1,469	(1,469)	-
Total stockholders’ deficiency	5,858,557	(16,324,890)	(10,466,333)
Total Liabilities and Stockholders’ Deficiency	$12,644,379	$2,556,301	$15,200,680

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

Consolidated statements of operations and comprehensive loss

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Revenues	$6,486,065	$(4,488,279)	$1,997,786	$15,528,473	$(9,780,534)	$5,747,939
Cost of revenue	2,239,353	(697,676)	1,541,677	4,521,454	380,772	4,902,226
Gross profit	4,246,712	(3,790,603)	456,109	11,007,019	(10,161,306)	845,713

Operating expenses
Selling expenses	1,034,295	(253)	1,034,042	2,408,154	(115,468)	2,292,686
General and administrative expenses	1,091,981	(143,758)	948,223	2,999,923	(101,654)	2,898,269
Total operating expenses	2,126,276	(144,011)	1,982,265	5,408,077	(217,122)	5,190,955

Income from operations	2,120,436	(3,646,592)	(1,526,156)	5,598,942	(9,944,184)	(4,345,242)

Other income
Interest income(expenses)	(1,550)	17,057	15,507	3,402	19,617	23,019
Other income(expenses)	(287,537)	(32,313)	(319,850)	(192,309)	(54,235)	(246,544)
Total other income(expenses)	(289,087)	(15,256)	(304,343)	(188,907)	(34,618)	(223,525)

Loss before income taxes benefits	1,831,349	(3,661,848)	(1,830,499)	5,410,035	(9,978,802)	(4,568,767)

Provision for income taxes	516,465	42	516,507	1,408,903	44	1,408,947

Net income (loss)	1,314,884	(3,661,890)	(2,347,006)	4,001,132	(9,978,846)	(5,977,714)
Less: net income attributable to non-controlling interest	77,613	(77,613)	-	121,619	(121,619)	-
Net income attributable to the Company	$1,237,271	(3,584,277)	(2,347,006)	3,879,513	(9,857,227)	(5,977,714)

Comprehensive income (loss)
Net income	1,314,884	(3,661,890)	(2,347,006)	4,001,132	(9,978,846)	(5,977,714)
Foreign currency translation gain (loss)	(92,654)	7,598	(85,056)	(154,803)	113,260	(41,543)
Total comprehensive income (loss)	1,222,230	(3,654,292)	(2,432,062)	3,846,329	(9,865,586)	(6,019,257)
Less: net income attributable to non-controlling interest	77,613	(77,613)	-	121,619	(121,619)	-

Comprehensive income attributable to the company	1,144,617	(3,576,679)	(2,432,062)	3,724,710	(9,743,967)	(6,019,257)
Basic and diluted income (loss) per common share	$0.06	(0.16)	(0.10)	0.18	(0.45)	(0.27)

Basic and diluted weighted average common shares outstanding	22,736,024	-	22,736,024	22,246,996	-	22,246,996

Cash dividends per common share	0.07	(0.07)	-	0.13	(0.07)	0.06

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

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through September 30, 2011.  The following table depicts the identity of the subsidiaries and VIE:

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commercial Service., Ltd. ("MYL Commercial")	Hangzhou, China	VIE

Hangzhou Gongshu MYL Training School ("MYL Training School")	Hangzhou, China	VIE

(c)	Use of estimates

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
Total assets	$4,589,840	$4,780,461
Total liabilities	27,655,626	23,778,652

6. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2011	December 31, 2010
At cost	(Unaudited)	(Restated)
Buildings	$97,868	$94,636
Computer and electronic equipments	218,968	175,718
Leasehold improvement	472,107	49,358
Motor vehicles	627,925	486,269
Less: accumulated depreciation	(223,452)	(70,105)
	$1,193,416	$735,876

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

	Nine months ended September 30,
	2011	2010
		(Restated)
Net losses	$(4,793,007)	$(5,977,714)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,246,996
Losses per share – basic and diluted	$(0.21)	$(0.27)

12.  PROVISION FOR INCOME TAXES

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

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

12.  PROVISION FOR INCOME TAXES (Continued)

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for nine months ended September 30, 2011 and 2010.

The following table reconciles the Company’s effective tax for the periods presented:

	Nine months ended September 30,
	2011	2010
	(Restated)	(Restated)
Expected enterprise income tax expenses at statutory tax rate	$329,264	$1,408,947

The significant components of income tax expenses are as follows:

	Year ended December 31,
	2010	2009
	(Restated)	(Restated)
Current tax expenses	$329,264	$1,408,947
Deferred tax benefits	-	-
Income tax expenses	$329,264	$1,408,947

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

The net effects of net income attributable to the Company’s shareholders for the years ended December 31, 2009 and 2010 were decrease of approximately $11.14 million and $4.74 million, respectively. And for nine and three months ended September 30, 2010 was decrease of approximately $7.34 million and $2.69 million, respectively.

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

•
Net loss attributable to the Company: Net loss attributable to the Company was $608,524 for the three months ended September 30, 2011, a decrease of $1,738,482, or 74%, from a net loss of $2,347,006for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the three months ended September 30, 2011 was $0.03, as compared to a net loss per share of $0.10 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

	For the three months ended September 30
	2011	2010	Increase (Decrease)
		(Restated)	$	%

Revenues	$2,787,621	$1,997,786	$789,835	40%
Cost of revenue	2,046,316	1,541,677	504,639	33%
Gross profit	741,305	456,109	285,196	63%

Operating expenses
Selling expenses	493,647	1,034,042	(540,395)	(52%)
General and administrative expenses	859,193	948,223	(89,030)	(9%)
Total operating expenses	1,352,840	1,982,265	(629,425)	(32%)

Income from operations	(611,535)	(1,526,156)	914,621	(60%)

Other income (expenses)
Interest income	26,497	15,507	10,990	71%
Other income (expenses)	(21,394)	(319,850)	298,456	(93%)
Total Other income(expenses)	5,103	(304,343)	309,446	(102%)

Loss before income taxes	(606,432)	(1,830,499)	1,224,067	(67%)

Provision for income taxes	2,092	516,507	(514,415)	(99%)

Net loss	(608,524)	(2,347,006)	1,738,482	74%
Foreign currency translation gain(loss)	(172,601)	(85,056)	(87,545)	(103)%
Comprehensive loss	(781,125)	(2,432,062)	1,650,937	(68%)
Comprehensive income attributable to China Executive Education Corp	$(781,125)	$(2,432,062)	$1,650,937	(68%)

The following table sets forth key components of our results of operations for the periods indicated.

Revenues.  We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These courses are provided on a roll-over basis over the year. Started in the second half of 2010, we outsourced part of our student recruiting and marketing tasks to several local recruiting agents to  help promote our training courses and programs. As a result, more students were recruited and attended our course trainings, which led to the increase in our sales revenue s for the period indicated. Our comprehensive training course package includes sixteen courses (covers over forty-one main topics) to students by both Chinese lecturers and foreign lecturers. It normally takes a more extended time frame to complete.   For the three months ended September 30, 2011, total 2,300 students have attended our training courses or featured lectures (including 1,962 students participated in the proprietary training courses and another 338 students participated in the comprehensive training programs. The following table provides a breakdown of our revenues for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,				Increase
	2011		2010		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$1,107,363	40%	$1,364,777	68%	$(257,414)	(19)%
Comprehensive Training Courses	1,680,258	60%	633,009	32%	1,047,249	165%
Total Revenues	$2,787,621	100%	$1,997,786	100%	$789,835	40%

Our revenues increased $789,835, or 40%, to $2,787,621  for the three months ended September 30, 2011, from $1,997,786  for the same period of 2010. The increase in our revenue was attributable to a number of factors, including:

First, revenue from proprietary training courses decreased $275,414 or 19% for the quarter ended September 30,2011 as compared to the prior period, because of the decreased average tuition price from $1,104 per course in the three months ended September 30, 2010 to $564 per course in the three months ended September 30,2011.  The Company focused on promotional sales seminars during the quarter ended September 30, 2011 aiming to recruit more students to participate the training courses in the near future, as a result, total 1,962 students have attended in the proprietary trainings for the three months ended September 30, 2011 as compared to only 1,236 students attended the trainings in prior comparative period. However, the tuition collected from such promotional seminars was lower than the Company’s routine course offerings. The increase in student attendance was offset by the decrease in average tuition price for the period indicated.  Our overall decrease in sales revenue from proprietary training courses for the three months ended September 30, 2011 reflected the above factors.

Second, revenue from comprehensive training programs increased from $633,009 for the quarter ended September 30, 2010 to $1,680,258 for the quarter ended September 30, 2011, an increase of $1,047,249, or 165%. Our comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. The 10 courses in Chinese normally complete within several months. The remaining 6 courses that are scheduled to be taught by invited foreign lecturers can normally be completed within a more extended period, because the invitations and schedule arrangements need to be made in advance.  For those students who have completed their 10 courses taught by Chinese lecturers, they must wait for the foreign lecturers in order to move forward.  This may affect the student course attendance from period to period. In addition, since the comprehensive course training program includes 16 courses with different course contents, each student may choose to participate in one or more course trainings within a specific time frame, based on their own available time schedules.  Such time flexibility is one of the reasons to attract the student to register and attend our comprehensive training programs. As a result, revenue from comprehensive training programs is recognized on pro rata basis over the actual number of classes attended and delivered. When comparing the revenue from comprehensive training courses for the quarter ended September 30, 2011 with prior comparative period, the increase was mainly because more students have participated in the trainings  with higher average tuition price.  For the three months ended September 30, 2011, total 1,002 courses have been delivered to 338 individual students, with average tuition price of $1,677 per course per student; for the same period of 2010, total 472 courses have been delivered to only 174 individual students, with average tuition price of $1,341 per course per student.  Average tuition price increased $336 or 25% for the quarter ended September 30, 2011. The increase in revenue from comprehensive training courses reflected the above combined factors.

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

Provision for income taxes. Our  variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the three months ended September 30, 2011 and 2010, we incurred income taxes of $2,092 and.516,507, respectively.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $0.61 million for the three months ended September 30, 2011, as compared to a net loss of $2.35 million for the same period of 2010, a decrease of $1.74 million, or 74%.  The decrease in our net loss was due to the restatements of several line items in our income statement and was also affected by decreased operating expenses for the period indicated as discussed above.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

	For the nine months ended September 30,
	2011	2010	Increase (Decrease)
		(Restated)	$	%
Revenues	$5,663,276	$5,747,939	$(84,663)	(1%)
Cost of revenue	5,445,817	4,902,226	543,591	11%
Gross profit	217,459	845,713	(628,254)	(74%)

Operating expenses
Selling expenses	2,530,630	2,292,686	237,944	10%
General and administrative expenses	2,392,160	2,898,269	(506,109)	(17%)
Total operating expenses	4,922,790	5,190,955	(268,165)	(5%)

Income from operations	(4,705,331)	(4,345,242	(360,089)	8%

Other income (expenses)
Interest income	86,197	23,019	63,178	274%
Other income (expenses)	155,391	(246,544	401,935	(163%)
Total Other income(expenses)	241,588	(223,525	465,113	(208%)

Loss before income taxes	(4,463,743)	(4,568,767	105,024	(2%)

Provision for income taxes	329,264	1,408,947	(1,079,683)	(76%)

Net loss	(4,793,007)	(5,977,714	(1,184,707)	20%
Foreign currency translation gain(loss)	(478,568)	(120,661	(357,907)	297%
Comprehensive loss	(5,271,575)	(6,098,375	(826,800)	13%
Comprehensive income attributable to China Executive Education Corp	$(5,271,575)	$(6,098,375	$(826,800)	13%

Revenues. For the nine months ended September 30, 2011, total 4,813 students have attended our training courses or featured lectures (including 4,073 students participated in the proprietary training courses and another 740 students participated in the comprehensive training programs. Our revenues decreased $84,663, or 1%, to $5,663,276 for the nine months ended September 30, 2011, from $5,747,939 during the same period of 2010. The following table provides a breakdown of our revenues for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$2,500,713	44%	$4,498,416	78%	$(1,997,703)	(44%)
Comprehensive Training Courses	3,162,563	56%	1,249,523	22%	1,913,040	153%
Total Revenues	$5,663,276	100%	$5,747,939	100%	$(84,663)	(1%)

The decrease in our revenue for the nine months ended September 30, 2011, as compared to the prior period, was attributed to a number of factors, including:

First, revenue from proprietary training courses decreased $1,997,703, or 44%, for the nine ended September 30,2011, as compared to the prior period, primarily because of the decreased average tuition price from $1,534 per course in the nine months ended September 30, 2010 to $614 per course in the nine months ended September 30,2011.  The Company focused on promotional sales seminars during the nine ended September 30, 2011 aiming to recruit more students to participate the training courses in the near future, as a result, total 4,073 students have attended in the proprietary trainings for the nine months ended September 30, 2011 as compared to only 2,932 students attended the trainings in prior comparative period. However, the tuition collected from such promotional seminars was lower than the Company’s routine course offerings. The increase in student attendance was offset by the decrease in average tuition price for the period indicated.  Our overall decrease in sales revenue from proprietary training courses for the nine months ended September 30, 2011 reflected the above factors.

Second, revenue from comprehensive training programs increased from $1,249,523 for the nine months ended September 30, 2010 to $3,162,563 for the nine months ended September 30, 2011, an increase of $1,913,040, or 153%. Our comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. The 10 courses in Chinese normally complete within several months. The remaining 6 courses that are scheduled to be taught by invited foreign lecturers can normally be completed within a more extended period, because the invitations and schedule arrangements need to be made in advance.  For those students who have completed their 10 courses taught by Chinese lecturers, they must wait for the foreign lecturers in order to move forward.  This may affect the student course attendance from period to period. In addition, since the comprehensive course training program includes 16 courses with different course contents, each student may choose to participate in one or more course trainings within a specific time frame, based on their own available time schedules.  Such time flexibility is one of the reasons to attract the student to register and attend our comprehensive training programs. As a result, revenue from comprehensive training programs is recognized on pro rata basis over the actual number of classes attended and delivered. When comparing the revenue from comprehensive training courses for the nine months ended September 30, 2011 with prior comparative period, the increase was mainly because more students have participated in the trainings.  For the nine months ended September 30, 2011, total 2,566 courses have been delivered to 740 individual students, with average tuition price of $1,232 per course per student; for the same period of 2010, total 966 courses have been delivered to only 346 individual students, with average tuition price of $1,294 per course per student.  Average tuition price decreased $61 or 5% for the nine months ended September 30, 2011. The increase in revenue from comprehensive training courses reflected the above combined factors.

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

Provision for income tax . Our  variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  For the nine months ended September 30, 2011 and 2010, we incurred income taxes of $329,264 and.1,408,947, respectively.

Net income(loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $4.79 million for the nine months ended September 30, 2011, as compared to a net loss of $5.98 million for the same period of 2010, a decrease of $1.19 million, or 20%. The decrease in our net loss was due to the restatement of several line items in our income statement and was also affected by decreased operating expenses for the period indicated as discussed above.

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
The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2011	2010 (Restated)
Net cash (used in) provided by operating activities	$(3,360,576)	$2,978,904
Net cash used in investing activities	(610,887)	(117,424)
Net cash used in financing activities	-	(1,785,244)
Effect of exchange rate changes on cash and cash equivalents	(551,371)	(138,648)
Net increase (decrease) in cash and cash equivalents	(4,522,834)	937,588
Cash and cash equivalents at beginning of the period	10,272,391	6,089,919
Cash and cash equivalent at end of the period	$5,749,557	$7,027,507

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