Form 10-K
period 2011-12-31
China Executive Education Corp
filed 2012-03-30
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing bid price of such shares as quoted on the OTCQB Marketplace) was approximately $4.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 22,834,100 shares of the registrant’s common stock outstanding as of March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

China Executive Education Corp.

Annual Report on Form 10-K
Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Our open-enrollment training programs include our proprietary training courses and comprehensive training courses. Our comprehensive training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, focusing on management skills, negotiation skills, leadership skills and public speaking skills, among others. Featured lectures, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2011, we organized 4,613 such lectures in Shanghai. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

We market our training programs directly to business executives through promotional seminars. Our websites are www.magicyourlife101.com and www.myl101.com.

Our principal executive offices are located at c/o Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou 310005, People’s Republic of China, and our telephone number is (86) 0571-8880-8109.

Our Corporate History and Background

We were incorporated in the state of Nevada on May 9, 2008 under the name “On Demand Heavy Duty Corp.” We originally intended to commence business operations by purchasing and distributing eco-friendly building supplies for sale throughout Europe and North America. However, from our inception until completion of the acquisition of SLM and merger described below, we did not engage in any active business operations.

On February 12, 2010, we acquired all of the outstanding capital stock of SLM through our wholly-owned Nevada subsidiary, China Executive Education Corp., or the Merger Sub. In connection with the acquisition, the Merger Sub issued 20 shares of its common stock, which constituted no more than 10% ownership interest in the Merger Sub, to the shareholders of SLM, in exchange for all of the capital stock of SLM. Immediately following such exchange, the Merger Sub was merged into our Company and the 20 shares of common stock of the Merger Sub were converted into 21,560,000 shares of our common stock, so that upon completion of the merger, the shareholders of SLM owned approximately 98% of our common stock.

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

SLM is a holding company and holds 100% of the equity interests of MYL Business. MYL business was incorporated in the PRC on April 23, 2009. Substantially all of our operations are conducted through MYL Business, and through contractual arrangements with MYL Commercial, a PRC company incorporated on March 25, 2009, and its subsidiary.

Our Corporate Structure

All of our business operations are conducted through our PRC operating subsidiaries and variable interest entity. The chart below presents our current corporate structure.

We do not own any of the equity interests of MYL Commercial. Instead, MYL Business has entered into a series of exclusive contractual arrangements with MYL Commercial, pursuant to which we exercise effective control over the operations of MYL Commercial and receive the economic benefits of MYL Commercial. As a result of these contractual arrangements, under United States generally accepted accounting principles, or U.S. GAAP, we are considered the primary beneficiary of MYL Commercial and thus consolidate its results in our consolidated financial statements. These agreements are summarized in the following paragraphs.

Exclusive Services Agreement. Pursuant to an exclusive services agreement by and among MYL Business, MYL Commercial and its subsidiary, dated May 1, 2009, MYL Commercial and its subsidiary irrevocably entrusted to MYL Business the right of the management and operation of MYL Commercial and its subsidiary and the responsibilities and authorities of their shareholders and directors. The service fee to be paid by MYL Commercial and its subsidiary is equal to 95% of their total income which can be waived by MYL Business from time to time in its sole discretion.

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

According to the Report of Investment Analysis and Prospect of China Training Industry published in March 2009, China’s training industry has been expanding at 30% annually. The Deloitte report on China Education and Training Industry indicated that the education and training market will reach up to RMB 960 billion (approximately $152 billion) in 2012.

There are currently over 10,000 training companies in China. China’s professional training industry has also been further divided in more sub-segments, such as, career development training, foreign language training, technique and skills training, and executive training. As Chinese companies and China’s workforce confront competition in the global market, we believe that the need for steady improvement of the skills and efficiency of China’s workforce will stimulate continuing growth in the demand for specialized professional education services in different fields. Accordingly to an expert at China Europe International Business School, the current market for China’s executive training is approximately $4 billion.

Executive training is a special business segment. The target clients for executive training businesses are corporate executives, C-level managers and private business owners. The training programs mainly include leadership development, corporate strategy, decision making and other personal skills development. China’s executive education sector is characterized by the following:

(1)
Young and in an early development stage. Compared to other professional training segments, China’s executive training industry is young and has only about 10 years of history. It was first introduced by the foreign education institute to top Chinese business schools in the late 1990s, then expanded to the private sector with many active participants.

(2)
Strong market demand. Driven by the booming Chinese economy and spirit of entrepreneurship in the private business sector, demand for open-enrollment and easy access high-level education programs from more than six million of Chinese’s private business owners and over ten million business executives in China is strong.

(3)
Fragmented market. Because of a low entry barrier, now there are thousands of executive training providers in China. There is no dominant player in the national market. According to a study conducted by China Investment & Industry Research Center, there were more than 70,000 training companies nationwide in 2010, of which more than 10,000 were located in Beijing and Shanghai, but quite a few of them have generated ten million RMB or more of sales revenue annually.

Our Growth Strategies

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

•
We plan to strengthen our international network. We plan to establish strategic alliances with major international executive training and leadership development institutions. We believe that leveraging their capacities and bringing them to our classes will generate more value to our clients. We will also seek opportunities for business cooperation with major international education institutions to develop jointly operated programs.

•
We plan to promote of our brand name to attract more clients. We plan to promote our brand name, Magic Your LifeTM in China. We believe that the enhancement of public awareness of our brand name will help to broaden our client base all over China.

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

Generally, we provide two kinds of training programs, including: (1) proprietary training courses which normally take several days to complete and primarily consist of featured lectures; and (2) a comprehensive training course package that includes courses to be conveyed to the students by both Chinese lecturers and invited foreign lecturers. For the years ended December 31, 2011, we generated 51% and 49% of our revenues from our proprietary training courses and comprehensive training course package, respectively, as compared to 75% and 25%, respectively, in 2010.

Our comprehensive training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, including the following courses:

ForBoss Comprehensive Courses taught by Chinese lecturers:

•	Magic Your Life—Goals Setting
•	Magic Your Life—Improvement
•	Public Speaking
•	Marketing
•	(Sales) Super Persuasion for CEOs
•	Super Leadership for CEOs
•	Investing
•	Motivation
•	Negotiation
•	Fortune and Ocean View—How to go public

Courses taught by world renowned lecturers:

•	John Maxwell
•	John Gray
•	Tom Peters
•	Mark Viator Harsen
•	Robert Kiyosaki
•	Stephen R. Covey
•	General Colin Powell
•	Tony Robbins

Other courses taught by Chinese lecturers:

•	Speakers Club
•	Customer Service System
•	I would like to beg you to sell
•	Hybrid Concert and Speech Event of 50,000 people
•	7 Essential Classes for CEOs
•	How to enhance children’s’ leadership
•	Mr. Der’s Customer Service Proposal
•	TPS Management System
•	Super Quick Memory
•	Professor Lee’s Proposal

The training course package normally takes several months to complete.

Featured lectures, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2011, we organized 4,613 such lectures in Shanghai. Noted speakers included John Gray, John Maxell and Brain Tracy. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

Our Customers and Marketing Efforts

During the years ended December 31, 2011 and 2010, we provided our training programs to 7,243 and 6,148 customers, respectively. These clients come from various provinces and from diverse industries. During fiscal year 2011and 2010, no single customer accounted for more than 10% of our revenues.

We market our executive training programs directly to business executives primarily through promotional seminars. As of December 31, 2011, we had 220 sales and marketing personnel. Our sales team generates sales and sales leads through mass-mailing campaigns and business referrals. We also market our training program by organizing or sponsoring business seminars or other social and business events. Beginning in July 2010, we began to develop a cooperative relationship with many local student recruiting agencies to help us promote our training programs, recruit more students, coordinate and organize localized training and broaden our geographic market coverage.

We will further increase the size of our sales and marketing team as we continuously grow our business and add more training programs.

Our Competition

We face competition on two different fronts. First is from major Chinese universities and business schools. They provide EMBA programs targeting corporate executives and entrepreneurs. The most popular Executive Master of Business Administration programs, or EMBA programs, available in China are from Euro-China International Business College in Shanghai, Cheung Kong Graduate School of Business, Tsinghua University and Shanghai Jiaotong University. These universities’ EMBA programs provide their students with approximately 300 hours of formal in-class training programs in the curriculum and issue degree certificates to students at graduation. The tuition ranges from RMB 60,000 (approximately $9,000) to RMB 568,000 (approximately $85,000) for the entire program. The top business schools enroll 400–600 students annually. Due to the strict admission requirements, many young and less qualified candidates are turned away. We believe that this increases market opportunities for our programs.

Open-enrollment programs provided by private education institutions, like ours, have emerged and constitute serious competition to the top business schools that provide formal executive training programs. These peer companies also constitute direct competition with us. Jucheng Group (founded in 2003 in Shenzhen), Action Success International Education Group (founded in 2001 in Shanghai) and Sparta Group (founded in 2002 in Beijing) are the most prominent companies in our business sector. We compete with them primarily on the basis of training courses, lecturers, prices, effectiveness of training execution and our brand name. Since those three companies have been in business longer than us and they have a cross-region presence, they have strengths in market coverage and pricing. We believe that we have a competitive advantage in our international network and broad course offerings.

Our Intellectual Property

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

MYL Business has officially filed with the respective trademark offices in the PRC, Hong Kong, and the U.S. the application for registration of  (FORBOSS Business Mentor Group) as a registered trademark. Such application is subject to review and authorization by the respective trademark offices. In Hong Kong, the said application is pending as it has been challenged by third parties. The trademark was registered with the US Patent and Trademark Office on March 8, 2011.

Ms. Chiayeh Lin, one of the officers of MYL Business, has officially filed with the trademark office of the PRC the application for registration of    (Magic You Life) as a registered trademark. Such application is subject to review and authorization by the trademark office of the PRC. We are in the process of having the registrant’s name changed from Ms. Lin to MYL Business.

Mr. Kaien Liang, our Chairman and controlling shareholder of MYL, is of the author of the books Who Is The Next Magic? and Never Say Impossible, which sell in the thousands. Meanwhile, Mr. Pokai Hsu is the author of How to be No.1 in China.

Employees

As of December 31, 2011, we employed a total of 294 full-time employees. The following table sets forth the number of our employees by function.

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

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatment by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As SLM is a Hong Kong company and owns 100% of MYL Business, under the aforesaid arrangement, any dividends that such MYL Business pays SLM may be subject to a withholding tax at the rate of 5%. However, if SLM is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to SLM will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

Dividend Distributions

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

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

RISKS RELATED TO OUR CORPORATE STRUCTURE

We operate our businesses through companies with which we have contractual relationships, but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We operate our business through a series of contractual arrangements with MYL Commercial, its shareholders and MYL Training School. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing executive education services in China and some of our indirect PRC operating subsidiaries have obtained such licenses, we have been using and are expected to continue to use MYL Commercial and MYL Training School to operate a significant portion of our executive education business for the foreseeable future. We are able to control these entities and operate their businesses through these contractual arrangements, but we have no equity control over these companies. See Item 1 “Business—Our Corporate Structure” for a description of these contractual arrangements.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	the allocation of resources;
•	an evolving regulatory system; and
•	a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

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

We conduct substantially all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by SAFE and effective as of August 29, 2008, or Circular 142, regulates the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

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

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% or 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% or 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.  Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB Marketplace which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB Marketplace maintained by Pink OTC Markets Inc. The OTCQB Marketplace is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB Marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

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

We have the following PRC land use rights:

Certificate No.	Location	Purpose	Area	Registration Date
F.Q.Z.K.Z.No. A94134	1-12-2 Building No.56, Haiyi Residential Quarters, Dalian Economic & Technology Development Zone	Residential	72.03 square meters	October 13, 2009

We also lease two offices. The first is located at Room 303, Hualong Business Building, 110 Moganshan Road, Gongshu District, Hangzhou, China. This office consists of approximately 91.7 square meters, which we leased from Ms. Haiping Chu and Mr. Weihao Chen for RMB 66,940 per year. The term of the lease is from August 25, 2010 to August 24, 2012.

The second office is located in Fenghua Garden, 3601 Dongfang Road, Pudong Mew District, Shanghai, China. This office consists of approximately 37,063 square feet which we leased from Shanghai Shengkang Sanlin Investment and Development Co., Ltd. for approximately $634,390 per year. The term of the lease is from May 31, 2011 to April 30, 2014.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CECX” on the OTCQB Marketplace maintained by OTC Markets Group Inc.

The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$7.50	$4.00
2nd Quarter	9.00	1.01
3rd Quarter	1.01	1.01
4th Quarter	3.20	1.01

Year Ended December 31, 2010
1st Quarter	2.50	2.10
2nd Quarter	5.00	2.14
3rd Quarter	3.07	1.85
4th Quarter	4.02	2.50

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 28, 2012, there were approximately 640 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

On January 30, 2010, MYI Business declared a dividend in the amount of RMB 9,250,000 (equivalent to $1,285,305) out of the retained earnings balance of MYL Business to its sole shareholder, SLM.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a fast-growing executive education company in China and mainly operate through MYL Business. We operate comprehensive training programs through our controlled companies and subsidiaries in Hangzhou and Shanghai, two prosperous and commercial cities of China. We provide Chinese business executives with systematic training in leadership development. We also provide highly effective personal skill development programs, such as decision making skills, negotiation skills, presentation skills and people skills. Such practical skills development programs have been well accepted by an increasing number of Chinese entrepreneurs, business executives and senior corporate management.

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

Since the formal launching of our operations in April 2009, our client base and sales revenue have been continuing to climb. For the years ended December 31, 2011 and 2010, respectively, we provided our training programs to 7,243 and 6,148 Chinese business owners and executives. They came from different provinces and from diverse industries.

As of December 31, 2011 and December 31, 2010, we generated sales revenue of $10.1 million and $7.2 million, respectively.  Our net loss for the above periods was $5.47 million and $8.54 million, respectively.

Management plans to continue the execution of our business expansion strategy that will result in increased market penetration of our educational services and expanded revenue growth in our 2012 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing activities, strengthening our sales force, and solidifying our client network.

Management believes that our emphasis on further commercializing and broadening our professional training courses and service scope, enhanced sales and marketing efforts will continue to yield significant increases in our revenue in 2012 and beyond.

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010, filed on March 27, 2012.

2011 Financial Performance Highlights

The following summarizes certain key financial information for the year ended December 31, 2010:

•	Revenues: Revenues were $10,132,874 for the year ended December 31, 2011, an increase of $2,896,544, or 40.0%, from $7,236,330 for the year ended December 31, 2010.

•
Gross profit and margin: Gross profit was $2,456,196 for the year ended December 31, 2011, an increase of $1,473,979, or 150.1%, from $982,217 for the year ended December 31, 2010. Gross margin was 24.2% for the year ended December 31, 2011, as compared to 13.6% for the year ended December 31, 2010, a 10.6% increase.

•
Net loss attributable to the Company: Net loss attributable to the Company was $5,478,202 for the year ended December 31, 2011, a decrease of $3,064,868 from a net loss of $8,543,070 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the year ended December 31, 2011 was $0.24, as compared to a net loss per share of $0.38 for the same period last year.

DISCUSSION OF OPERATING RESULTS

For the years ended December 31, 2011 and December 31, 2010

The results of our operations, in U.S dollars for the year ended December 31, 2010, as compared to the prior comparative period, are as follows:

	December 31,	December 31,
	2011 $	2010 $	Increase (decrease)	Percentage
		(Restated)
Revenue	10,132,874	7,236,330	2,896,544	40.0%
Cost of revenue	7,676,678	6,254,113	1,422,565	22.7%
Gross profit	2,456,196	982,217	1,473,979	150.1%
Operating expenses
Selling and distribution costs	3,960,850	3,873,484	87,366	2.3%
Administrative and other operating expenses	3,791,419	3,839,303	(47,884)	(1.2%)
Total operating expenses	7,752,269	7,712,787	39,482	0.5%
Loss from operations	(5,296,073)	(6,730,570)	1,434,497	(21.3%)
Total other income (expenses)	166,235	(187,229)	353,464	(188.8%)
Loss before income taxes	(5,129,838)	(6,917,799)	1,787,961	(25.8%)
Income tax provisions	(348,364)	(1,625,271)	1,276,907	(78.6%)
Net loss	(5,478,202)	(8,543,070)	3,064,868	(35.9%)

Revenues, cost of revenues and gross profit

Revenues
For the year ended December 31, 2011, net revenue increased by $2,896,544, or 40%, as compared to the prior comparative period. The increase in our revenue was attributable to a number of factors. Our well-designed course content and flexible course offering schedule have met the strong market demand for quality executive training programs in China, and our business model and quick establishment in the target market have given us a considerable advantage over our competitors. To be specific, the increase in revenue was due to the following reasons:

(1)
During the year ended December 31, 2011, our Company expanded its business operations to certain new geographic areas other than the previously focused areas of Hangzhou and Shanghai. The business expansion was through developing a cooperative relationship with many local student recruiting agencies, which greatly helped us recruit more students.  For the year ended December 31, 2011, 7,243 students attended our training courses or featured lectures (including 6,405 students for proprietary training courses and 838 students for comprehensive training programs) and we initiated more than 70 promotional seminars to sell our training programs. For the same period of 2010, we provided training services to 6,148 students (including 5,786 students for proprietary training courses and 362 students for comprehensive training programs) and only 58 promotional seminars were initiated.  More marketing and sales efforts as well as advertising have been performed during the year ended December 31, 2011 as compared to 2010.

(2)
We provide two kinds of training programs to students: (a) proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These courses are provided on a roll-over basis over the year;  and (b) comprehensive training courses, which are composed of sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills.  These courses are provided by both Chinese lecturers and invited foreign lecturers. It normally takes several months to complete.  We normally collect student tuition before the courses can be arranged and provided, and record all the collection as deferred revenue. Our deferred revenue is subsequently recognized as revenue only to the extent that the courses or trainings have been fully arranged and delivered to the students, evidenced by the student course attendance record. Tuition collection for any un-arranged or un-delivered trainings remain the deferred revenue pool. This results in a large amount of deferred revenue reported on our balance sheet. The following table provides a breakdown of our revenues for the year ended December 31, 2011 and 2010, respectively:

					Increase
	2011		2010		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$5,181,122	51%	$5,440,652	75%	($259,530)	(4.8%)
Comprehensive Training Courses - Forbes	4,951,752	49%	1,795,678	25%	3,156,074	175.8%
Total Revenues	$10,132,874	100%	$7,236,330	100%	$2,896,544	40.0%

First, revenue from preliminary training courses decreased $259,530, or 4.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The number of students that participated in the proprietary training courses increased from 6,012 students in 2010 to 6,405 students in 2011 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage.  However, in order to stimulate student registration in 2011, we initiated more than 70 promotional seminars to sell our training programs and our tuition price for promotional seminars was set a little bit lower than in 2010 in order to attract student’s participation. As a result of the low price strategy, average tuition price decreased from $940 per student per course in 2010 to only $809 per student per course in 2011.  Consequently, the increase in student recruiting was offset by decreased average tuition price in 2011.    Our overall decrease in sales revenue from proprietary training courses for the year ended December 31, 2011 reflected the above combined factors.

Second, the Company’s comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. Revenue from comprehensive training programs increased from $1,795,678 for the year ended December 31, 2010 to $4,951,753 for the year ended December 31, 2011, an increase of $3,156,075, or 175.8%. The increase was mainly because more students attended the comprehensive training programs. For the year ended December 31, 2010, 1,028 courses have been offered to 362 students to participate in comprehensive training programs at an average tuition price of $1,747 per course. For the year ended December 31, 2011, 4,613 courses have been offered to 838 students to participate in comprehensive training programs at an average tuition price of $1,073 per course. The average tuition price per course decreased 39% for the year ended December 31, 2011 as compared to the prior comparative period.  The increase in revenue from comprehensive training courses reflected the above combined factors.

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

Our cost of revenue increased by approximately $1.42 million, or 22.7%, for the year ended December 31, 2011, as compared to the same period in 2010. The following table summarizes the cost of revenue for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011		2010		Increase (Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$1,835,191	24%	$1,613,359	26%	$221,832	14%
Hotel and conference-room	4,291,148	56%	2,777,220	44%	1,513,928	55%
Educational facility costs	141,728	2%	98,879	2%	42,849	43%
Administrative support	391,043	5%	365,507	6%	25,536	7%
Other cost	83,307	1%	51,634	1%	31,673	61%
Business tax	934,261	12%	1,347,514	22%	(413,253)	(31%)
Total cost of revenue	$7,676,678	100%	$6,254,113	100%	$1,422,565	23%

The increase in our cost of sales was primarily due to the following reasons:

First, cost of lecturer’s compensation amounted to $1.84 million, or 24% of the total cost of revenue for the year ended December 31, 2011, representing a $221,832, or 14%, increase as compared to the corresponding period of 2010. The increase in lecturers’ compensation cost was twofold: (1) the increased student attendance led to increased lecturer’s compensation. As discussed above, a total of 7,243 students participated in the trainings (including 6,405 students participating the preliminary course trainings and 838 students participating the comprehensive course trainings) during the year ended December 31, 2011, as compared to 6,148 students in the same period of 2010 (including 5,786 students for preliminary course trainings and 362 students for comprehensive course training). As more students attended the trainings, a higher amount of lecturer’s compensation was paid; and. (2) Our comprehensive training courses were taught by both Chinese lecturers and invited foreign lecturers, was the compensation paid to invited foreign lecturers were much higher than the compensation paid to Chinese lecturers. During the year 2011, we arranged for several well-known foreign lecturers to come to China to train our students. As a result, lecturer’s compensation expenses significantly increased.

Second, the cost of hotel and conference rooms for the year ended December 31, 2011 increased $1.51 million, or 55%, as compared to the prior year.  The increase in hotel and conference room costs was mainly because more students attended the trainings as discussed above. As a result, the Company was required to book more hotel rooms and larger space of conference rooms in order to host the students who attended the trainings, which were conducted on a rollover basis. In addition, in 2011, in order to create a more comfortable educational environment for student trainings, we raised the hotel and conference room selection standards which led to an increase in our hotel and conference room costs as well. Furthermore, the increase in our hotel and conference room costs was also affected by general inflation which led to higher hotel room rates. As a result, we paid more hotel room and conference room costs to organize our training in 2011.

Third, the cost of administrative support increased $25,536, or 7%, when comparing 2011 to 2010, primarily due to our increased educational training activities in 2011, which required more administrative supports to be provided by our management in order to effectively organize the promotional seminars, better serve and arrange students’ course attendance, and host the invited foreign lecturers.

Fourth, business sales taxes decreased $413,253, or 31%, when comparing 2011 to 2010.  Our Company is subject to 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the year ended December 31, 2011 was because the actual invoiced amount in 2011 was less than in 2010.  In 2010, more students have registered for the courses, but a significant amount of cash collection was not recognized as revenue but recorded as deferred revenue.  As a result, sales tax in 2010 was higher than in 2011.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $1,473,979, or 150.1%, to approximately $2,456,196 in 2011, from $982,217 in 2010. Our gross profit as a percentage of revenue (gross margin) increased to 24.2% in 2011 from 13.6% in 2010. The increase in gross margin was due to our increased sales revenue in 2011. As more students attended the trainings, we recognized more revenue in 2011 than in 2010. The increase in our revenue was offset by increased cost of revenue as well.  In 2011, we paid more compensation to our lecturers, incurred more hotel and conference – room expense and administrative support expenses when our business activities increased. As a result, revenue increased 40% but cost of revenue increased 22.7% as discussed above.  Our gross margin increased accordingly.

Operating expenses

Our selling expenses primarily include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales force.

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as consulting, audit and legal fees;
(4) Office space rent expense; and
(5) Other associated fees.

The following table sets forth our operating expenses for the periods indicated:

	2011	2010 (Restated)
Selling Expenses	$3,960,850	$3,873,484
General and administrative Expense	3,791,419	3,839,303
Total operating expenses	$7,752,269	$7,712,787

Total operating expenses were $7,752,269 for the year ended December 31, 2011, representing 0.5%, or a $39,482 increase as compared to $7,712,787 for the year ended December 31, 2010.

The increase in sales and marketing expenses of $87,366, or 2.3%, was in line with the increased student recruiting for the period indicated. For the year ended December 31, 2011, 7,243 students have been recruited, as compared to 6,148 students in 2010. Consequently, we incurred more promotion and advertising expense in 2011 in order to generate wider public awareness of our brand name and course content. In 2011, we used both local agents and our own sales force for student recruiting. As a result, we paid a higher amount of salary to our own sales force as well as a higher amount of sales commission to several local sales agents.  We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

The decrease in our general administrative expense by $47,884, or 1.2%, was primarily due to decreased consulting fees incurred in 2011.  During 2010, in connection with our going public in the United States, we incurred significant consulting and professional fees, such as shell company purchase, audit, legal and other consulting fees paid to various service providers. Total fees related to going public amounted to approximately RMB 7 million (equivalent to $1.03 million). In 2011, our only consulting fee incurred was to maintain our public status in the United States.

We expect that our general and administrative expenses will increase as we expand our business and operations. The Company will need to enhance our management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other income (expenses)

Other income (expense) primarily consists of interest income (expense), as well as government subsidy income or a tax refund from the relevant tax authority in China. For the year ended December 31, 2011, we reported net other income of $166,235, which included interest income of $37,801 generated from our large bank deposit, government subsidy income and tax refund of $293,662, as well as other expense of $165,228 which primarily represented a donation made to Shanghai Charitable Foundation.

For the year ended December 31, 2010, we reported net other expense of $187,229, which included interest income of $32,658 generated from our large bank deposit, advertising income of $25,982 as well as other expenses of $245,869 which represented our donation made to a China earthquake zone in 2010.

Net other income increased by $353,464, or 188.8%, for the year ended December 31, 2011 as compared to the prior comparative period.

Income tax provision and Deferred income tax benefit

Income tax provision for the year ended December 31, 2011 was $348,364, a decrease of $1,276,907, or 78.6%, as compared to $1,625,271 for the year ended December 31, 2010. Due to the operating loss and carry-forward, we reported deferred income tax benefits for prior periods. This was affected by the restatement of certain line items included in our previously issued financial statements. The application of deferred tax benefit led to the decrease in our income tax expense for the year ended December 31, 2011.

Net loss

As a result of the cumulative effect of the foregoing factors, we reported a net loss of $5.48 million for the year ended December 31, 2011, as compared to a net loss of $8.54 million for the year ended December 31, 2010, a decrease of $3,064,868, or 35.9%. The decrease in our net loss was primarily attributable to our increased sales revenue as discussed above. The decrease in our net loss was also affected by the restatement of several line items in our previously issued  financial statement which led to certain deferred tax benefits being applied to the current period which reduced our tax liabilities.

Other comprehensive loss

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

For the year ended December 31, 2011 and 2010, other comprehensive loss resulting from the currency translation loss amounted to $720,796 and $275,929, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets decreased by $5.16 million from $14.5 million as of December 31, 2010 to $9.34 million as of December 31, 2011.  The primary changes in our current assets during 2011 were from changes in cash and cash equivalents.  The decrease in our cash from $10,272,391 at December 31, 2010 to $3,570,740 at December 31, 2011 was because our expanded business required cash funds to be injected into the daily operations, such as advances to suppliers, pay tax liabilities, and the purchase of property and equipment, etc.

Total current liabilities as of December 31, 2011 amounted to $10.7 million, as compared to $7.2 million at December 31, 2010. The increase in current liabilities was primarily due to an increase in our customer deposits and deferred revenue. Deferred revenue represents amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Deferred revenue is refundable if the training does not occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as the cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

DISCUSSION OF CASH FLOWS

Comparison of cash flows for the years ended December 31, 2011 and 2010, respectively, is summarized as follows:

	2011	2010 (Restated)
Cash flows from operating activities	$(6,328,807)	$6,712,659
Cash flows from investing activities	(592,228)	(619,507)
Cash flows from financing activities	-	(1,624,779)
Net (decrease) increase in cash and cash equivalents	(6,701,651)	4,182,472
Effect of exchange rate changes on cash	219,384	(285,901)
Cash and cash equivalents, beginning of period	10,272,391	6,089,919
Cash and cash equivalents, end of period	3,570,740	10,272,391

Operating Activities

Net cash used in operating activities was $6,328,807 for the year ended December 31, 2011, which consisted of our net loss of $5,478,202, and noncash adjustments of $242,921, offset by net changes in operating assets and liabilities due to our expanded operating activities, including an increase of other receivables of $1,183,188, because more advance has been made to employees for marketing and student recruiting purposes, as well as an increase of customer deposits of $1,105,520, as well as an increase of deferred revenue in the amount of $388,594, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash provided by operating activities during the year ended December 31, 2010 was $6,712,659, which consisted of our net loss of $8,543,070, and noncash adjustments of $167,537, offset by net changes in operating assets and liabilities due to our expanded operating activities, primarily including an increase in tax payable of $953,253 resulting from increased taxable income, as well as an increase in deferred revenue in the amount of $15,177,871, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $592,228, representing the acquisition of property and equipment in the same amount, primarily including computer and electronic equipment, vehicles to be used in our business operations as well as leasehold improvements.

Net cash used in investing activities for the year ended December 31, 2010 was $619,507, representing the acquisition of property and equipment in the same amount, primarily including computer and electronic equipment, educational management systems and vehicles to be used in our business operations.

Financing Activities

No cash was used in financing activities for the year ended December 31, 2011.

Net cash used in financing activities for the year ended December 31, 2010 was $1,624,779, including a dividend payment of $1,401,024 to a shareholder. On January 30, 2010, our Company’s Board of Directors adopted a resolution to declare dividends in the total amount of RMB 9,250,000 (equivalent to $1,401,024) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limited Marketing Adviser Limited (“SLM”).  On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of the British Virgin Islands. Pursuant to the above mentioned Board Resolutions, on June 17, 2010, we paid dividends of RMB 9,250,000 (approximately $1,401,024) in cash to Magic Dream Enterprises Ltd. after dividend tax being paid to the relevant Chinese tax authority.

Our cash used in financing activities for the year ended December 31, 2010 also included cash proceeds from the issuance of common stock in a private placement. On June 8, 2010, our Board of Directors decided to issue a total of 610,200 shares of our common stock, par value of $0.001, at $2.00 per share to 60 individuals. We raised $1,220,400 in gross proceeds. On August 2, 2010, we issued an additional 100,000 shares of our common stock at a selling price of $2.00 per share to one individual for the same consideration as the offering consummated on June 8, 2010. We raised an additional $200,000 in gross proceeds as a result of this issuance.  On December 2, 2010, we entered into a Securities Purchase Agreement with certain investors relating to the issuance and sale of 73,900 shares of our common stock, par value $0.001 per share, at $2.50 per share, in a private placement transaction. The aggregate purchase price for the shares was $184,750. The purpose of the financings was to 1) to partially pay for the increased general and administrative expenses to avoid using cash which had been earmarked for business expansion; 2) to diversify our shareholder base; and 3) to build investor awareness in the Company.

Included in our cash used in financing activities for the year ended December 31, 2010 was a receivable from shareholders of $1,828,905 which represents the dividend previously declared invalid, which should be repaid to the Company by the shareholder.

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

Revenue recognition

The Company records all tuition as deferred revenue when students enroll in a course. At the beginning of each course, revenue is recognized on a pro rata basis over the quantity of classes attended by the students. This results in the Company’s balance sheet including future revenues that have not yet been earned as deferred revenue for courses that are not yet attended.

Our refund policy permits students to apply for a refund for the portion of a course they did not attend. The Company may refund a portion of the fees. In past practice, there are seldom cases where students apply for a refund, and it has no significant impact on revenue recognition of the Company based on the best estimation of the management.  Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the quantity of classes are delivered.

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

Proprietary training courses, which normally take several days to complete, primarily consisted of featured lectures. These courses are provided on a roll-over basis over the year. Based on the course attendance record, the revenue is recognized as the course is delivered to the students.

Comprehensive training courses, which are composed of sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills. Based on the contracts, the students are eligible to enroll in the courses within a three year period. The revenue is recognized on a pro rata basis over the quantity of classes attended.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2011 and 2010 were 25%.

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

Obligations under Material Contracts

We did not have any payment obligations in fiscal year 2011.

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

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Messrs. Liang and Huang concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2011, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

Prior to our acquisition of SLM on February 12, 2010, SLM and its subsidiaries and VIEs were private companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with such acquisition and our anticipated growth, we are seeking additional financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements, however we still have a relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents us from maintaining effective controls and appropriately segregating duties within our internal control systems.

We are implementing several measures to address the material weakness that has been identified, including the following:

•	We have established an audit committee of our board of directors, which will provide oversight of our accounting and financial reporting;

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

•	We are in the process of completing a review and revision of the documentation of our internal control procedures and policies;

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Kaien Liang	39	Chairman and Chief Executive Officer
Zhiwei Huang	44	Chief Financial Officer
Pokai Hsu	40	Chief Operating Officer and Director
Tingyuan Chen	46	Chief Strategy Officer
Hongmiao Chen	51	Director
Hongbo Shen	31	Director

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

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that provides executive training programs to business executives and entrepreneurs in China. Therefore, the Board believes that a diversity of professional experiences in China’s professional training industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Doard.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Kaien Liang. Mr. Liang is the co-founder of our business and our Chairman and Chief Executive Officer of since our inception. He has more than 10 years of experience in the professional training industry, including lectures and published works. Mr. Liang contributes invaluable long-term knowledge of our business and operations and extensive experience in the professional training industry to our Board.

Mr. Pokai Hsu. Mr. Hsu has served as the Chief Operating Officer of our business since our inception. He has more than 10 years of experience in the professional training industry, including lectures and published works. Mr. Hsu contributes invaluable long-term knowledge of our business and operations and extensive experience in the professional training industry to our Board.

Ms. Hongmiao Chen. Ms. Chen has rich experience in corporate management and investment strategies. She has extensive networks with banks, brokers and fund managers. She contributes invaluable management and investment experience to our Board.

Mr. Hongbo Shen. Mr. Shen holds a Ph.D. in Accounting and is certified by the Association of Chartered Certified Accountants. His extensive knowledge of financial markets and the banking industry makes him a valuable member of our Board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. In fiscal year 2011, all of such forms were timely filed.

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

Audit Committee and Audit Committee Financial Expert

We have established an audit committee but have not adopted an audit committee charter. The audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. We have not yet determined if any of our directors qualifies as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(2) ($)	Total ($)
Kaien Liang, Chief Executive Officer (1)	2011	38,000	124,000	-	-	-	162,000
	2010	36,630	1,999,220	-	-	116,418	2,152,286
Pokai Hsu, Chief Operating Officer (1)	2011	38,000	22,000	-	-	-	60,000
	2010	36,630	158,224	-	-	19,701	214,555
Tingyuan Chen, Chief Strategy Officer (1)	2011	38,000	88,000	-	-	-	126,000
	2010	36,630	158,224	-	-	82,089	276,943

(1)
On February 12, 2010, we acquired SLM in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Liang became our Chief Executive Officer, Mr. Hsu became our Chief Operating Officer and Mr. Chen became our Chief Strategy Officer, effective immediately. Prior to the effective date of the reverse acquisition, they served in the same capacities with SLM. The annual, long term and other compensation shown in this table include the amount Messrs. Liang, Hsu and Chen received from SLM prior to the consummation of the reverse acquisition.

(2)	Includes housing allowance each officer received in 2011 and 2010.

Employment Agreements

All of our employees, including Mr. Kaien Liang, our Chairman and Chief Executive Officer, Mr. Zhiwei Huang, our Chief Financial Officer, Mr. Pokai Hsu, our Chief Operating Officer, and Mr. Tingyuan Chen, Chief Strategy Officer, have executed our standard employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Liang’s employment agreement provides for an annual salary of RMB240,000 (approximately $39,630), Mr. Huang’s employment agreement provides for an annual salary of RMB144,000 (approximately $22,153), Mr. Hsu’s employment agreement provides for an annual salary of RMB240,000 (approximately $36,630), and Mr. Chen’s employment agreement provides for an annual salary of RMB 240,000 (approximately $36,630).

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our independent directors during the year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
Hongmiao Chen	-	-	-
Tony Ho	-	-	-
Hongbo Shen	8,000	-	8,000

On October 8, 2010, we entered into a separate independent director’s agreement with each of our independent directors, Ms. Hongmiao Chen, Mr. Tony Ho and Mr. Hongbo Shen. Under the terms of the independent director’s agreements, we agreed to pay Ms. Chen an annual fee of RMB 36,000 (approximately $5,390), Mr. Ho an annual fee of RMB 36,000 (approximately $5,390) and Mr. Shen an annual fee of RMB 60,000 (approximately $8,990), as compensation for the services to be provided by them as directors. Mr. Ho resigned from our Board of Directors on December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is c/o Hangzhou MYL Business Administration Consulting Co. Ltd., Room 307, Hualong Business Building, 110 Moganshan Road, Hangzhou 310005, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Kaien Liang	Chairman and Chief Executive Officer	Common Stock	16,120,500	70.60%
Zhiwei Huang	Chief Financial Officer	Common Stock	0	*
Pokai Hsu	Chief Operating Officer and Director	Common Stock	1,760,000	7.71%
Tingyuan Chen	Chief Strategy Officer	Common Stock	1,100,000	4.82%
Hongmiao Chen	Director	Common Stock	0	*
Hongbo Shen	Director		0	*
All officers and directors as a group (6 persons named above)		Common Stock	18,980,500	83.12%
5% Security Holders
Kaien Liang		Common Stock	16,120,500	70.60%
Pokai Hsu		Common Stock	1,760,000	7.71%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 22,834,100 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•
During the normal course of the business, we from time to time temporarily borrow money from our principal shareholders or officers to finance our working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. We had officer loans in the amount of $0 and $19,690 as of December 31, 2011 and 2010, respectively.

Director Independence

Ms. Hongmiao Chen and Mr. Hongbo Shen currently serve on our board as independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$120,000	$111,500
Audit-Related Fees	5,000	3,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$125,000	$114,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Albert Wong & Co. for our financial statements as of and for the year ended December 31, 2011.

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

Date: March 30, 2012

CHINA EXECUTIVE EDUCATION CORP.

By:	/s/ Kaien Liang
Kaien Liang
Chief Executive Officer

By:	/s/ Zhiwei Huang
Zhiwei Huang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kaien Liang	Chairman and Chief Executive Officer	March 30, 2012
Kaien Liang	(Principal Executive Officer)

/s/ Zhiwei Huang	Chief Financial Officer	March 30, 2012
Zhiwei Huang	(Principal Financial and Accounting Officer)

/s/ Pokai Hsu	Director	March 30, 2012
Pokai Hsu

/s/ Hongmiao Chen	Director	March 30, 2012
Hongmiao Chen

/s/ Hongbo Shen	Director	March 30, 2012
Hongbo Shen

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and shareholders of China Executive Education Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Executive Education Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operation and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2011 of $17,466,892 including net losses of $5,478,202 for the year ended December 31, 2011. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China March 30, 2012	/s/ Albert Wong & Co Albert Wong & Co. Certified Public Accountants

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	As of December 31
	2011	2010
ASSETS		(Restated )

Current assets:
Cash and cash equivalents-Unrestricted (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$294,841 and US$2,759,809 as of December 31,2011 and 2010, respectively)	$3,570,740	$10,272,391
Cash and cash equivalents-Restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$317,178 and US$302,924as of December 31,2011 and 2010, respectively)	317,178	302,924
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2011 and 2010, respectively)	602,685	415,619
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2011 and 2010, respectively)	1,914,964	1,828,905
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$3,749,545 and US$735,530as of December 31,2011and 2010, respectively)	2,934,815	1,644,965
Total current assets	9,340,382	14,464,804

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$458 and US$1,200 as of December 31,2011 and 2010, respectively)	1,128,447	735,876
Total Assets	$10,468,829	$15,200,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$2,605,864 and US$1,406,808 as of December 31,2011 and 2010, respectively)	$2,605,864	$1,406,808
Accrued expenses (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of US$205,666 and nil as of December 31,2011and 2010, respectively)	352,655	383,999
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$7,188,008 and US$3,788,518 as of December 31,2011 and 2010, respectively)	7,188,008	3,788,518
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$842,546 and US$162,861 as of December 31,2011 and 2010, respectively)	523,411	309,911
Taxes payable (including taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of December 31,2011 and 2010, respectively)	-	1,357,312
Total current liabilities	10,669,938	7,246,548

Deferred revenue- noncurrent	$16,464,222	$18,420,465
Total liabilities	27,134,160	25,667,013

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 70,000,000 shares authorized, 22,834,100 shares issued and outstanding at December 31, 2011 and 2010, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Statutory surplus	-	-
Accumulated deficits	(17,466,892)	(11,988,690)
Accumulated other comprehensive income (loss)	(997,115)	(276,319)
Total stockholders’ deficiency	$(16,665,331)	$(10,466,333)
Total Liabilities and Stockholder's Equity	$10,468,829	$15,200,680

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the years ended December 31,
	2011	2010
		(Restated)
Revenues	$10,132,874	$7,236,330
Cost of revenue	7,676,678	6,254,113
Gross profit	2,456,196	982,217

Operating expenses
Selling expenses	3,960,850	3,873,484
General and administrative expenses	3,791,419	3,839,303
Total operating expenses	7,752,269	7,712,787
Income (loss) from operations	(5,296,073)	(6,730,570)

Other income (expenses)
Interest income	37,801	32,658
Other income	293,662	25,982
Other expenses	(165,228)	(245,869)
Total other income (expenses)	166,235	(187,229)

Income (loss) before income taxes	(5,129,838)	(6,917,799)

Provision for income taxes	(348,364)	(1,625,271)

Net loss	(5,478,202)	(8,543,070)

Comprehensive loss
Net loss	(5,478,202)	(8,543,070)
Foreign currency translation loss	(720,796)	(275,929)
Total comprehensive loss	$(6,198,998)	$(8,818,999)

Basic and diluted loss per common share	$(0.24)	$(0.38)

Basic and diluted weighted average common shares outstanding	22,834,100	22,379,847

Cash dividends per common share	$-	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive		Statutory	Accumulated
	Shares	Amount	Capital	Income		Reserve	Deficits	Total
Balance at December 31, 2009 (Restated)	21,560,000	$21,560	$66,966	$(39	0)	$-	$(2,044,596)	(1,956,460)

Acquisition of On Demand Heavy Duty Corp on February 12, 2010	440,000	440	(440)	-		-	-	-
Stock issued for services on March 29, 2010	50,000	50	104,950	-		-	-	105,000
Issuance of common stock under private placement on June 8, 2010	610,200	610	1,219,790	-		-	-	1,220,400
Issuance of common stock under private placement on August 2, 2010	100,000	100	199,900	-		-	-	200,000
Issuance of common stock under private placement on December 2, 2010	73,900	74	184,676	-		-	-	184,750
Dividend paid	-	-	-	-		-	(1,401,024)	(1,401,024)
Net loss for the period	-	-	-	-		-	(8,543,070)	(8,543,070)
Foreign currency translation loss	-	-	-	(275,929)		-	-	(275,929)

Balance at December 31, 2010	22,834,100	$22,834	$1,775,842	$(276,319)		$-	$(11,988,690)	$(10,466,333)

Net loss	-	-	-	-		-	(5,478,202)	(5,478,202)
Foreign currency translation loss	-	-	-	(720,796)		-	-	(720,796)

Balance at December 31, 2011	22,834,100	$22,834	$1,775,842	$(997,115)		$-	$(17,466,892)	$(16,665,331)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the years ended December 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(5,478,202)	$(8,543,070)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	242,921	62,537
Stock issued for services	-	105,000
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(1,183,188)	(420,680)
Advance to vendors	(163,465)	200,675
Increase (decrease) in -
Other payable	194,118	(502,967)
Customer deposits	1,105,520	(614,575)
Accrued expenses	(48,221)	294,615
Tax payable	(1,386,884)	953,253
Deferred revenue	388,594	15,177,871
Net cash (used in) provided by operating activities	(6,328,807)	6,712,659

Cash flows used in investing activities
Acquisition of property and equipment	(592,228)	(619,507)

Net cash used in investing activities	(592,228)	(619,507)

Cash flows from financing activities
Dividend payment	-	(1,401,024)
Proceeds from issuance of common stock under private placements	-	1,605,150
Advance to shareholder	-	(1,828,905)

Net cash used in financing activities	-	(1,624,779)

Effect of exchange rate changes on cash and cash equivalents	219,384	(285,901)

Net (decrease) increase in cash and cash equivalents	(6,701,651)	4,182,472

Cash and cash equivalents, beginning of years	10,272,391	6,089,919

Cash and cash equivalents, end of years	$3,570,740	$10,272,391

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,766,778	$708,792

Non-cash financing activities:
Common stock issued for services	$-	$105,000
Dividend declared	$-	$1,285,305

The accompanying notes are an integral part of these consolidated financial statements.

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

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

Based on these contractual arrangements, management believes that MYL Commercial should be considered as a Variable Interest Entity (“VIE”) under ASC 510 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, because the Company is the primary beneficiary. Accordingly, the Company consolidates MYL Commercial and its subsidiary’s results, assets and liabilities

2.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

As of December 31, 2011 and 2010, the Company has incurred accumulated deficits totaling $17,466,892 and $11,988,690, with stockholder’s deficiency totaling $16,665,331 and $10,466,333, and its current liabilities exceed its current assets by $1,329,556 and less than its current assets by $7,218,256, respectively. For the year ended December 31, 2011 and 2010, the Company has suffered from net loss of $5,478,203 and $8,543,070, respectively. These consolidated financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012.

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

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through December 31, 2011.  The following table depicts the identity of the subsidiaries and VIE:

Name of the entity	Place of Incorporation	Ownership Percentage
Surmounting Limit Marketing Advisor Limited ("SLM")	Hong Kong, China	100%

Hangzhou MYL Business Administration Co., Ltd. ("MYL Business")	Hangzhou, China	100%

Shanghai MYL Consulting Co., Ltd. ("MYL Consulting")	Shanghai, China	100%

Hangzhou MYL Commercial Service., Ltd. ("MYL Commercial")	Hangzhou, China	VIE

Hangzhou Gongshu MYL Training school ("MYL Training School ")	Hangzhou, China	VIE

(c)	Use of estimates

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

Cash includes cash on hand, cash in banks and demand deposits in accounts maintained within the PRC and Hong Kong.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2011
balance sheet	RMB 6.3056 to US$1.00
Statements of income and comprehensive income	RMB 6.4615 to US$1.00

December 31, 2010
balance sheet	RMB 6.6023 to US$1.00
Statements of income and comprehensive income	RMB 6.7682 to US$1.00

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

Refund policy permits students who apply for a refund for the portion of the course they did not attend. The Company may refund a portion of fees after negotiated. In the past practice, there are seldom cases that the students apply for refund, and it has no significant impact on revenue recognition of the Company based on the best estimation of the management Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the quantity of classes are delivered.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Revenue recognition(Continued)

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the years ended December 31, 2011 and 2010 were $899,335 and $746,032, respectively.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2011 and 2010 were 25%.

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

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recently implemented standard

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the provisions in ASU 2011-08 will have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011−12, Comprehensive Income (“ASU 2011−12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

5. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2011 and 2010, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the years ended December 31, 2011 and 2010, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of December 31, 2011 and 2010 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

6. VARIABLE INTEREST ENTITY

PRC regulations currently limit direct foreign ownership of business entities to engage in education business in the PRC. To comply with these PRC regulations, the Company currently conducts the education business through MYL Commercial, and MYL Training School, VIES.

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

6. VARIABLE INTEREST ENTITY (Continued)

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended:

	December 31,
	2011	2010
		(Restated)
Total assets	$4,362,026	$4,780,461
Total liabilities	$27,306,306	$23,778,652

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	December 31,
	2011	2010
At cost		(Restated)
Buildings	$99,089	$94,636
Computer and electronic equipments	223,659	175,718
Leasehold improvement	492,271	49,358
Motor vehicles	635,760	486,269
Less: accumulated depreciation	(322,332)	(70,105)
	$1,128,447	$735,876

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2011 and 2010 was $242,921 and $62,537, respectively.

8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	December 31,
	2011	2010
		(Restated)
Disbursement and advances to employees	$1,586,178	$536,224
Business tax prepaid	844,757	641,975
Deposits paid and VAT set off	503,880	466,766
	$2,934,815	$1,644,965

9. OTHER PAYABLES

Other payables were comprised of the following:

	December 31,
	2011	2010
		(Restated)
Payables to outside service providers	$335,575	$-
Sundry PRC taxes payables	29,240	38,241
Deposits received and credit guarantees	11,100	48,472
Business taxes payable	147,496	222,289
Sundries	-	909
	$523,411	$309,911

Loan advances from unrelated parties were unsecured, interest-free and repayable on demand.

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not delivered. As of December 31, 2011 and 2010, deferred revenue included in current liabilities amounted to $7,188,008 and $3,788,518, respectively. Included in non-current liabilities amounted to $16,464,222 and $18,420,465, respectively.

11. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declared dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. However, as at December 31, 2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien. As of December 31, 2011, receivable from shareholder amounted to $1,914,964.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer Mr. Liang Kaien, Chief Operating Officer Mr. Xu Pokai, and Chief Strategy Officer Mr. Chen Tingyuan.  For the years ended December 31, 2011 and 2010, housing benefit provided to these officers totaled $227,339 and $218,208, respectively.

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

	Year ended December 31,
	2011	2010
		(Restated)
Net losses	$(5,478,202)	$(8,543,070)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,379,847
Losses per share – basic and diluted	$(0.24)	$(0.38)

13. PROVISION FOR INCOME TAXES

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the years ended December 31, 2011 and 2010.

Hong Kong

Incorporated in Hong Kong, the company is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for the company is 16.5%. No provision for income tax in the Hong Kong has been made as the Company had no Hong Kong taxable income for the years ended December 31, 2011 and 2010.

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

13. PROVISION FOR INCOME TAXES (Continued)

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for calendar years ended December 31, 2011 and 2010.

The following table reconciles the Company’s effective tax for the years presented:

	Year ended December 31,
	2011	2010
		(Restated)

Loss before income taxes benefits	$(5,129,838)	$(6,917,799)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(1,282,460)	(1,729,450)
Permanent differences	1,630,824	3,354,721
Expected enterprise income tax benefits at statutory tax rate	$348,364	$1,625,271

The significant components of income tax benefits are as follows:

	Year ended December 31,
	2011	2010
		(Restated)
Current:
Provision for PRC Enterprise Income Tax	$348,364	$1,625,271

Deferred:
Provision for PRC Enterprise Income Tax	-	-
Income tax expenses (benefits)	$348,364	$1,625,271

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2011 and 2010 are summarized as follows:

	Year ended December 31,
	2011	2010
		(Restated)
Deferred tax assets:
Loss carried forward	$5,913,058	$5,552,246
Valuation allowance	(5,913,058)	(5,552,246)
Net deferred tax assets	$-	$-

14. COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of December 31, 2011 and 2010.

From time to time, the Company leases office spaces in Shanghai and Hangzhou in China to conduct its normal business activities, such as business administration, recruiting students, holding the business conferences and providing professional training courses or featured lectures to students. The Company also has several rental arrangements which provide residential units to house key employees. These lease agreements will expire before April 30, 2014.

Rent expenses for the above rental arrangements total $899,335 and $746,032 for 2011 and 2010, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2012	$882,943
2013	658,448
2014	211,276
Total	$1,752,667

The Company did not record any contingencies as of December 31, 2011 and 2010.

15.  SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements

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

3.1	Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 12, 2010)
10.1	Form of Securities Purchase Agreement between the Company and certain individuals (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 15, 2011)
10.2	Form of Securities Purchase Agreement, dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2010)
10.3
Exclusive Service Agreement, dated May 1, 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Hangzhou MYL Commercial Services Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2010)

10.4
Equity Pledge Agreement, dated May 1, 2009, by and among Hangzhou MYL Business Administration Consulting Co., Ltd., Hangzhou MYL Commercial Services Co., Ltd., Xianbin Meng and Xiaobo Shen (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 12, 2010)

10.5
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

10.9
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

10.13
Employment Contract, dated April 2009, between Hangzhou MYL Business Administration Consulting Co., Ltd. and Tingyuan Chen (English Translation) (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 12, 2010)

10.14	Form of Independent Director’s Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2010)
14	Code of Business Conducts and Ethics of the Company adopted on October 7, 2010 (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on October 12, 2010)
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith