Form 10-Q
period 2012-03-31
China Executive Education Corp
filed 2012-05-15
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

China Executive Education Corp.

Quarterly Report on Form 10-Q
Period Ended March 31, 2012

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Page

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-20

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)
	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents-Unrestricted (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$2,148,224 and US$294,841 as of March 31,2012 and December 31,2011, respectively)	$2,665,379	$3,570,740
Cash and cash equivalents-Restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$317,664 and US$317,178 as of March 31,2012 and December 31,2011, respectively)	317,664	317,178
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of US$24,246 and nil as of March 31,2012 and December 31,2011, respectively)	605,007	602,685
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of March 31,2012 and December 31,2011, respectively)	1,759,062	1,914,964
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$4,989,161 and US$3,749,545 as of March 31,2012 and December 31,2011, respectively)	3,762,149	2,934,815
Total current assets	9,109,261	9,340,382

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$1,333 and US$458 as of March 31,2012 and December 31,2011, respectively)	1,035,665	1,128,447
Total Assets	$10,144,926	$10,468,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$3,696,743 and US$2,605,864 as of March 31,2012 and December 31,2011, respectively)	$3,706,801	$2,605,864
Accrued expenses (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of nil and US$205,666 as of March 31,2012 and December 31,2011, respectively)	-	352,655
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$7,090,798 and US$7,188,008 as of March 31,2012 and December 31,2011, respectively)	7,090,798	7,188,008
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$3,390,066 and US$842,546 as of March 31,2012 and December 31,2011, respectively)	64,065	523,411
Taxes payable (including taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of March 31,2012 and December 31,2011, respectively)	-	-
Total current liabilities	10,861,664	10,669,938

Deferred revenue- noncurrent	16,460,696	16,464,222
Total liabilities	27,322,360	27,134,160

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 70,000,000 shares authorized, 22,834,100 shares issued and outstanding at March 31,2012 and December 31,2011, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Accumulated deficits	(17,963,934)	(17,466,892)
Accumulated other comprehensive loss	(1,012,176)	(997,115)
Total stockholders’ deficiency	$(17,177,434)	$(16,665,331)
Total Liabilities and Stockholder's Equity	$10,144,926	$10,468,829

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$1,256,317	$553,056
Cost of revenue	307,577	1,040,289
Gross profit	948,740	(487,233)

Operating expenses
Selling expenses	775,235	1,493,261
General and administrative expenses	687,221	712,079
Total operating expenses	1,462,456	2,205,340
Loss from operations	(513,716)	(2,692,573)

Other income (expenses)
Interest income	18,608	9,952
Other income	-	16,653
Other expenses	(1,934)	-
Total other income	16,674	26,605

Income (loss) before income taxes benefits	(497,042)	(2,665,968)

Provision for income taxes	-	(249,135)

Net loss	(497,042)	(2,915,103)

Comprehensive loss
Net loss	(497,042)	(2,915,103)
Foreign currency translation loss	(15,060)	(109,969)
Total comprehensive loss	$(512,102)	$(3,025,072)

Basic and diluted loss per common share	$(0.02)	$(0.13)

Basic and diluted weighted average common shares outstanding	22,834,100	22,834,100

Cash dividends per common share	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(497,042)	$(2,915,103)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	95,451	54,318
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(821,210)	(545,817)
Advance to vendors	(1,398)	(685,060)
Increase (decrease) in -
Other payable	(460,721)	(181,384)
Customer deposits	1,094,770	(89,380)
Accrued expenses	(352,492)	(385,373)
Tax payable	-	(1,113,031)
Deferred revenue	(136,641)	4,833,702
Net cash used in operating activities	(1,079,283)	(1,027,128)

Cash flows used in investing activities
Acquisition of property and equipment	(1,131)	(125,556)

Net cash used in investing activities	(1,131)	(125,556)

Cash flows from financing activities
Cash receive from shareholder	158,515	-

Net cash used in financing activities	158,515	-

Effect of exchange rate changes on cash and cash equivalents	16,538	143,268

Net decrease in cash and cash equivalents	(905,361)	(1,009,416)

Cash and cash equivalents, beginning of periods	3,570,740	10,272,391

Cash and cash equivalents, end of periods	$2,665,379	$9,262,975

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$1,362,166

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

As of March 31, 2012 and December 31, 2011, the Company has incurred accumulated deficits totaling $17,963,934 and $17,466,892, with stockholder’s deficiency totaling $17,177,434 and $16,665,331, and its current liabilities exceed its current assets by $1,752,403 and $1,329,556, respectively. For the three months ended March 31, 2012 and 2011, the Company has suffered from net loss of $497,042 and $2,915,013, respectively. These unaudited consolidated financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim consolidated financial statement for the quarter ended March 31, 2011.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Company’s interim consolidated financial statements have been prepared in accordance with US GAAP.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. The Company’s consolidated balance sheet as of December 31, 2011 has been taken from the Company’s audited consolidated balance sheet (restated) as of the date. All other consolidated financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (restated) and notes thereto.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through March 31, 2012.  The following table depicts the identity of the subsidiaries and VIE:

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2011
balance sheet	RMB 6.5486 to US$1.00
Statements of income and comprehensive income	RMB 6.5788 to US$1.00

March 31, 2012
balance sheet	RMB 6.2950 to US$1.00
Statements of income and comprehensive income	RMB 6.3085 to US$1.00

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

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  As of March 31, 2012 and December 31, 2011, there were no bad debts.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the three months ended March 31, 2012 and 2011 were $231,651 and $191,430, respectively.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three months ended March 31, 2012 and 2011 were 25%.

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

(q)	Recently implemented standard

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company conforms to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

5. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2012 and December 31, 2011, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three months ended March 31, 2012 and 2011, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of March 31, 2012 and December 31, 2011 also arose in the PRC.

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

6. VARIABLE INTEREST ENTITY (continued)

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements:

	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)
Total assets	$7,480,626	$4,362,026
Total liabilities	$30,632,304	$27,306,306

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	As of
	March 31,	December 31,
	2012	2011
At cost	(Unaudited)
Buildings	$99,241	$99,089
Computer and electronic equipments	225,134	223,659
Leasehold improvement	493,024	492,271
Motor vehicles	636,732	635,760
Less: accumulated depreciation	(418,466)	(322,332)
	$1,035,665	$1,128,447

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2012 and 2011 was $95,451 and $54,318, respectively.

8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
Disbursement and advances to employees	$2,430,129	$1,586,178
Business tax prepaid	823,064	844,757
Deposits paid and others	508,956	503,880
	$3,762,149	$2,934,815
9. OTHER PAYABLES

Other payables were comprised of the following:

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
Payables to outside service providers	$-	$335,575
Sundry PRC taxes payables	31,428	29,240
Deposits received and credit guarantees	16,773	11,100
Business taxes payable	14,911	147,496
Sundries	953	-
	$64,065	$523,411

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not delivered. As of March 31, 2012 and December 31, 2011, deferred revenue included in current liabilities amounted to $7,090,798 and $7,188,008, respectively. Included in non-current liabilities amounted to $16,460,696 and $16,464,222, respectively.

11. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declared dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. However, as at December 31, 2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien. As of March 31, 2012, receivable from shareholder amounted to $1,759,062.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer Mr. Liang Kaien, Chief Operating Officer Mr. Xu Pokai, and Chief Strategy Officer Mr. Chen Tingyuan.  For the three months ended March 31, 2012 and 2011, housing benefit provided to these officers totaled $58,213 and $55,822, respectively.

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

	For three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net losses	$(497,042)	$(2,915,103)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,834,100
Losses per share – basic and diluted	$(0.02)	$(0.13)

13. PROVISION FOR INCOME TAXES

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the three months ended March 31, 2012 and 2011.

13. PROVISION FOR INCOME TAXES (continued)

Hong Kong

Incorporated in Hong Kong, the company is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for the company is 16.5%. No provision for income tax in the Hong Kong has been made as the Company had no Hong Kong taxable income for the three months ended March 31, 2012 and 2011.

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

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for the three months ended March 31, 2012 and 2011.

The following table reconciles the Company’s effective tax for the years presented:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Loss before income taxes benefits	$(497,042)	$(2,665,968)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(124,261)	(666,492)
Permanent differences	124,261	915,627
Expected enterprise income tax benefits at statutory tax rate	$-	$249,135

The significant components of income tax components are as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
Provision for PRC Enterprise Income Tax	$-	$249,135

Deferred:
Provision for PRC Enterprise Income Tax	-	-
Income tax expenses (benefits)	$-	$249,135

13. PROVISION FOR INCOME TAXES (continued)

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Deferred tax assets:
Loss carried forward	$5,887,873	$5,913,058
Valuation allowance	(5,887,873)	(5,913,058)
Net deferred tax assets	$-	$-

14. COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of March 31, 2012 and December 31, 2011.

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

Rent expenses for the above rental arrangements total $231,651 and $191,430 for the three months ended March 31, 2012 and 2011, respectively.

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2012	$793,704
2013	659,455
2014	211,599
Total	$1,664,758

The Company did not record any contingencies as of March 31, 2012 and December 31, 2011.

15.  SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim financial statement for the quarter ended March 31, 2011.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2012:

•	Revenues: Revenues were $1,256,317 for the three months ended March 31, 2012, an increase of $703,261, or 127%, from $553,056 for the same period last year.

•
Gross profit and margin: Gross profit was $948,740 for the three months ended March 31, 2012, an increase of $1,435,973, or 294%, from gross loss of $487,233 for the same period last year. Gross margin was 76% for the three months ended March 31, 2012, as compared to negative 88% for the same period last year, a 186% increase.

•	Net loss: Net loss attributable to the Company was $497,042 for the three months ended March 31, 2012, a decrease of $2,418,061, or 83%, from a net loss of $2,915,103 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the three months ended March 31, 2012 was $0.02, as compared to a net loss per share of $0.13 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

	March 31,	March 31,
	2012 $	2011 $	Increase (decrease)	Percentage
		(Restated)
Revenue	1,256,317	553,056	703,261	127%
Cost of revenue	307,577	1,040,289	(732,712)	(70%)
Gross profit (loss)	948,740	(487,233)	1,435,973	(295%)
Operating expenses
Selling and distribution costs	775,235	1,493,261	(718,026)	(48%)
General and Administrative expenses	687,221	712,079	(24,858)	(3%)
Total operating expenses	1,462,456	2,205,340	(742,884)	(34%)
Loss from operations	(513,716)	(2,692,573)	2,178,857	(81%)
Total other income (expenses)	16,674	26,605	(9,931)	(37%)
Loss before income taxes	(497,042)	(2,665,968)	2,168,926	(81%)
Income tax provisions	-	(249,135)	(249,135)	(100%)
Net loss	(497,042)	(2,915,103)	2,418,061	(83%)

Revenues.  We provide two kinds of training programs to students: (1) proprietary training courses and (2) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These courses are provided on a roll-over basis over the year. Our comprehensive training course package includes sixteen individual courses with systematic training in leadership development, i.e. decision making skills, negotiation skills, presentation skills and people skills.  Ten of these courses are provided by Chinese lecturers and six by invited foreign lecturers, and normally take several months to complete.  We normally collect student tuition before the courses can be arranged and provided, and record what is collected as deferred revenue. Our deferred revenue is subsequently recognized as revenue only to the extent that the courses or trainings have been fully arranged and delivered to the students, evidenced by the student course attendance record. Tuition collection for any un-arranged or un-delivered trainings remain in the deferred revenue pool. This results in a large amount of deferred revenue reported on our balance sheet.

For the three months ended March 31, 2012, net revenue increased by $703,261, or 127% to $1,256,317, from $553,056 for the same period of 2011. The increase in our revenue was attributable to a number of factors. During the three months ended March 31, 2012, our Company continued to expand its business operations to certain new geographic areas other than the previously focused areas of Hangzhou and Shanghai. The business expansion was through developing a cooperative relationship with many local student recruiting agencies, which greatly helped us recruit more students.  For the three months ended March 31, 2012, 999 students attended our training courses or featured lectures (including 883 students for proprietary training courses and 116 students for comprehensive training programs) and we initiated more than 20 promotional seminars to sell our training programs. For the same period in 2011, we provided training services to 605 students (including 506 students for proprietary training courses and 99 students for comprehensive training programs) and only 12 promotional seminars were initiated.  More marketing and sales efforts as well as advertising have been performed during the three months ended March 31, 2012 as compared to 2011.

The following table provides a breakdown of our revenues for the three months ended March 31, 2012 and 2011, respectively:

					Increase
	2012		2011		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$914,378	73%	$292,218	53%	$622,160	213%
Comprehensive Training Courses	341,939	27%	260,838	47%	81,101	31%
Total Revenues	$1,256,317	100%	$553,056	100%	$703,261	127%

First, revenue from preliminary training courses increased $622,160, or 213%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The number of students that participated in the proprietary training courses increased from 506  students in the first quarter of 2011 to 883 students in the first quarter of 2012 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage.  In addition, in order to stimulate student registration, we initiated about 20 promotional seminars to sell our training programs to attract student’s participation. Average tuition price increased from $578 per student per course in 2011 to $1,036 per student per course in 2012.  Consequently, the increase in student recruiting as well as increased average tuition price led to the increase in our revenue from proprietary courses for the three months ended March 31, 2012.

Second, the Company’s comprehensive training programs included 16 courses, among which 10 courses were taught by Chinese lecturers, and the remaining 6 courses were taught by foreign lecturers. Revenue from comprehensive training programs increased from $260,838 for the three months ended March 31, 2011 to $341,939 for the three months ended March 31, 2012, an increase of $81,101, or 31%. The increase was mainly because more students attended the comprehensive training programs. For the three months ended March 31, 2011, 272 courses have been offered to 254 students to participate in comprehensive training programs at an average tuition price of $959 per course. For the three months ended March 31, 2012, 231 courses have been offered to 164 students to participate in comprehensive training programs at an average tuition price of $1,480 per course. The average tuition price per course increased 54% for the quarter ended March 31, 2012 as compared to the prior comparative period.  The increase in revenue from comprehensive training courses reflected the above combined factors.

Cost of revenue. Our costs of revenue primarily include expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. Our cost of revenue decreased by $732,712, or 70%, to $307,577 for the three months ended March 31, 2012, from $1,040,289 for the same period in 2011.

The following table summarizes the cost of revenue for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012		2011		Increase (Decrease)
	$	%	$	%
Cost of lecturer's compensation	$72,302	23%	$454,432	44%	$(382,130)	(84%)
Hotel and conference-room	125,347	41%	244,241	23%	(118,896)	(49%)
Educational facility costs	15,355	5%	10,746	1%	4,609	43%
Administrative support	21,910	7%	55,851	5%	(33,941)	(61%)
Other cost	1,313	1%	4,407	1%	(3,094)	(70%)
Business tax	71,350	23%	270,612	26%	(199,262)	(74%)
Total cost of revenue	$307,577	100%	$1,040,289	100%	$(732,712)	(70%)

The decrease in costs of revenue was attributable to the cumulative effect of the following factors.

First, cost of lecturer’s compensation amounted to $72,302, or 24% of the total cost of revenue for the three months ended March 31, 2012, representing a $382,130, or 84%, decrease as compared to the corresponding period of 2011. The decrease in lecturers’ compensation cost was twofold: (1) The use of local student recruiting agent to help recruit students and organize localized student trainings lowered the cost of lecturers’ compensation. With the aid of local recruiting agent, student training can be arranged and organized in advance and in the format of centralized training, so that the lecturers can deliver the course training to mass students at one time. This helped to reduce the cost and improve the training efficiency.  (2) The reason why lecturer’s compensation expense was much higher in the three months ended March 31, 2011 , was because invited foreign lectures came to China to provide lectures to students during that period of time. Compensation paid to invited foreign lecturers are normally higher than compensation paid to local Chinese lecturers.  However, for the same period of 2012, we did not invite any  foreign lecturers. As a result, cost of lecturer’s compensation declined accordingly.

Second, the cost of hotel and conference rooms for the three months ended March 31, 2012 decreased $118,896, or 49%, as compared to the prior comparative period.  The decrease in hotel and conference room costs was mainly because we shifted and extended the trainings to many local geographic areas other than in Shanghai as we did in the past.  Such shift was to provide schedule and transportation convenience many local students.  The hotel standard rate in many local areas was much lower than in Shanghai. As a result , our hotel and conference room expenses decreased.   In addition, there was no invited foreign lecturer for the three months ended March 31, 2012, as a result, hotel and conference room expense declined for the three months ended March 31, 2012 as compared to the same period of 2011.

Third, the cost of administrative support decreased $33,941, or 61%, when comparing three months ended March 31, 2012 to 2011. The decrease was because many organizational tasks have been undertaken by our local student recruiting agents who helped organize and coordinate the trainings and promotional seminars. As a result, we incurred less administrative support cost in 2012. For the same period in 2011, in order to organize the lecture performed by an invited foreign lecturer in Shanghai, we incurred more administrative support expense.

Fourth, business sales taxes decreased $199,262, or 74%, when comparing three months ended March 31, 2011 to three months ended March 31, 2011.  Our Company is subject to 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the three months ended March 31, 2012 was because the actual invoiced amount was less than in the same period of 2011.  In the three months ended March 31, 2011, more students have registered for the courses, but a significant amount of cash collection was not recognized as revenue but recorded as deferred revenue.  As a result, sales tax in the three months ended March 31, 2011 was higher than in the same period of 2012.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $1,435,973, or 295%, to approximately $948,740 for the quarter ended March 31, 2012, from gross loss of $487,233 for the same period of 2011. Our gross profit as a percentage of revenue (gross margin) increased to 76% in the first quarter of 2012 from negative 88% in prior comparative period. The increase in gross margin was due to our increased sales revenue and decreased cost of revenue in 2012. As more students attended trainings, we recognized more revenue in the first quarter of 2012 than in prior comparative period of 2011. In addition, our cost of revenue decreased because we shifted the training locations to many local markets other than in Shanghai which led to decreased lecturers’ compensation and hotel costs as discussed above.  In the same period in 2011, we paid more compensation to our lecturers, incurred more hotel and conference room expense and administrative support expenses. As a result of the increase in our revenue and decrease in our cost for the three months ended March 31, 2012,  our gross margin increased.

Operating Expenses The following table sets forth our operating expenses for the periods indicated:

	2012	2011 (Restated)
Selling Expenses	$775,235	$1,493,261
General and administrative Expense	687,221	712,079
Total operating expenses	$1,462,456	$2,205,340

Total operating expenses were $1,462,456 for the three months ended March 31, 2012, representing a 34%, or $742,884 decrease, as compared to $2,205,340 for the three months ended March 31, 2011.

Selling expenses. Our selling expenses primarily include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales force, professional fees paid to consultants, auditors and legal counsel, rental expenses and other fees.

The decrease in sales and marketing expenses of $718,026, or 48%, was primarily due to our marketing strategy shift to using local student recruiting agents to recruit students for the three months ended March 31, 2012, rather than using our own sales and marketing force to develop business in remote geographic areas other than in  our headquartered areas. As a result of this marketing strategy shift, sales consulting fee as well as salary paid to our own sales forces declined accordingly for the three months ended March 31, 2012.  For the same period of 2011, we primarily relied on several consulting firms as well as our own sales force to market our training programs and recruit students. Consequently, we incurred higher commission fee and salary expense than in 2012.   We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

General and administrative expenses. Our general and administrative expenses principally include staff salaries and benefits, traveling and entertainment expenses, professional fees, such as consulting, audit and legal fees, rent expenses and other associated fees.

The decrease in our general administrative expense by $24,858, or 3%, was primarily due to decreased consulting fees in connection with maintaining the Company’s public company status in the United States. The decrease for the three months ended March 31, 2012 was also due to decreased office expense of $26,912 and decreased employee training expense of $17,766.  We expect that our general and administrative expenses will increase as we expand our business and operations. The Company will need to enhance our management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Total other income. Other income (expense) primarily consists of interest income (expense), as well as a tax refund from the relevant tax authority in China. For the three months ended March 31, 2012, we reported net other income of $16,674, which included interest income of $18,608 generated from our bank deposit, as well as other expense of $1,934.

For the three months ended March 31, 2011, we reported net other income of $26,605, which included interest income of $9,952 generated from our bank deposit, plus water tax refund from our local tax authority of $16,653.

Net other income decreased by $9,931, or 37%, for the quarter ended March 31, 2012 as compared to the prior comparative period.

Provision for income taxes. Our PRC operating subsidiaries and variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Due to the operating loss for the quarter ended March 31, 2012, no income tax expense was reported.   For the three months ended March 31, 2011, we reported income tax expense of $249,135.

Net loss. As a result of the cumulative effect of the foregoing factors, we reported a net loss of $497,042 for the three months ended March 31, 2012, as compared to a net loss of $2.9 million for the three months ended March 31, 2011, a decrease of $2,418,061, or 83%.

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

For the three months ended March 31, 2012 and 2011, other comprehensive loss resulting from the currency translation loss amounted to $15,060 and $109,969, respectively.

Liquidity and Capital Resources

Total current assets decreased by $231,121 from $9.34 million as of December 31, 2011to $9.1 million as of March 31, 2012.  The primary changes in our current assets during the three months ended March 31, 2012 were from changes in cash and cash equivalents.  The decrease in our cash from $3,570,740 at December 31, 2011to $2,665,379 at March 31, 2012 was because our expanded business required cash funds to be injected into the daily operations, such as advances to suppliers, pay tax liabilities, and the purchase of property and equipment, etc.

Total current liabilities as of March 31, 2012 amounted to $10.8 million, as compared to $10.6 million at December 31, 2011. The increase in current liabilities was primarily due to an increase in our customer deposits. Customer deposits represent amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Deferred revenue is refundable if the training does not occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized.

As of March 31, 2012, we had cash and cash equivalents of $2,665,379. To date, we have financed our operations primarily through cash flows from operations. Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as management’s forecast of cash to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	2012	2011 (Restated)
Cash flows from operating activities	$(1,079,283)	$(1,027,128)
Cash flows from investing activities	(1,131)	(125,556))
Cash flows from financing activities	158,515	-
Effect of exchange rate changes on cash	16,538	143,268
Net (decrease) increase in cash and cash equivalents	(905,361))))	(1,009,416)
Cash and cash equivalents, beginning of period	3,570,740	10,272,391
Cash and cash equivalents, end of period	2,665,379	9,262,975

Operating Activities

Net cash used in operating activities was $1,079,283 for the three months ended March 31, 2012, which consisted of our net loss of $497,042, and noncash adjustments of $95,451, offset by net changes in operating assets and liabilities due to our expanded operating activities, including an increase of other receivables of $821,210, because more advances have been made to employees for marketing and student recruiting purposes, as well as an increase of customer deposits of $1,094,770, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash used in operating activities during the three months ended March 31, 2011 was $1,027,128, which consisted of our net loss of $2,915,103, and noncash adjustments of $54,318, offset by net changes in operating assets and liabilities due to our expanded operating activities, primarily including a decrease in tax payable of $1,113,031 because we paid the tax liabilities to the local tax authority during the quarter, as well as an increase in deferred revenue in the amount of $4,833,702, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $1,131, representing the acquisition of property and equipment, including computer and electronic equipment..

Net cash used in investing activities for the three months ended March 31, 2011 was $125,556, representing the acquisition of property and equipment, including computer and electronic equipment and vehicles to be used in our business operations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $158,515, representing a repayment of a shareholder loan back to our Company.

No cash was used in financing activities for the three months ended March 31, 2011.

We expect to use our cash on hand to continue to expand and enhance marketing and sales in fiscal year 2012 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key course offerings, solidifying our market coverage, and increasing promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended March 31, 2012 and 2011.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three months ended March 31, 2012 and 2011 were 25%.

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

Obligations under Material Contracts

We did not have any payment obligations as of March 31, 2012.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of March 31, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of this weakness.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified a material weakness related to relating to our lack of sufficient accounting personnel with an appropriate understanding of United States generally accepted accounting principles and SEC reporting requirements. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weakness, and in the first quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factor should be read in conjunction with that discussion. Except for the addition of this risk factor, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our auditor, like other independent registered public accounting firms operating in China, is not inspected by the U.S. Public Company Accounting Oversight Board, or the PCAOB, and as such, our investors currently do not have the benefits of PCAOB oversight.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of our auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB.

This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China, including our auditor. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).