Form 10-Q
period 2012-06-30
China Executive Education Corp
filed 2012-08-14
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer  ☐                                                                                                           Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

China Executive Education Corp.

Quarterly Report on Form 10-Q
Period Ended June 30, 2012

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)
	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents-Unrestricted (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$1,196,714 and US$294,841 as of June 30, 2012 and December 31, 2011, respectively)	$1,772,122	$3,570,740
Cash and cash equivalents-Restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$314,707 and US$317,178 as of June 30, 2012 and December 31, 2011, respectively)	314,707	317,178
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of US$195,524 and nil as of June 30, 2012 and December 31, 2011, respectively)	749,245	602,685
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of June 30, 2012 and December 31, 2011, respectively)	1,742,689	1,914,964
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$5,129,134 and US$3,749,545 as of June 30, 2012 and December 31, 2011, respectively)	3,563,044	2,934,815
Total current assets	8,141,807	9,340,382

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$974 and US$458 as of June 30, 2012 and December 31, 2011, respectively)	931,186	1,128,447
Total Assets	$9,072,993	$10,468,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$3,360,338 and US$2,605,864 as of June 30, 2012 and December 31, 2011, respectively)	$3,377,304	$2,605,864
Accrued expenses (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of nil and US$205,666 as of June 30, 2012 and December 31, 2011, respectively)	-	352,655
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$4,488,341 and US$7,188,008 as of June 30, 2012 and December 31, 2011, respectively)	4,488,341	7,188,008
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$3,611,552 and US$842,546 as of June 30, 2012 and December 31, 2011, respectively)	56,246	523,411
Taxes payable (including taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of June 30, 2012 and December 31, 2011, respectively)	-	-
Total current liabilities	7,921,891	10,669,938

Deferred revenue- noncurrent (including deferred revenue- noncurren of the consolidated VIE without recourse to China Executive Education Corp of 19,495,626 and 16,464,222 as of June 30,2012 and December 31,2011, respectively)	$19,495,626	$16,464,222
Total liabilities	27,417,517	27,134,160

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 70,000,000 shares authorized, 22,834,100 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Accumulated deficits	(19,292,361)	(17,466,892)
Accumulated other comprehensive loss	(850,839)	(997,115)
Total stockholders’ deficiency	$(18,344,524)	$(16,665,331)
Total Liabilities and Stockholder's Equity	$9,072,993	$10,468,829

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXCUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,220,175	$2,322,599	$2,476,492	$2,875,655
Cost of revenue	758,204	2,359,212	1,065,781	3,399,501
Gross profit (loss)	461,971	(36,613)	1,410,711	（523,846)

Operating expenses
Selling expenses	981,620	543,723	1,756,855	2,036,984
General and administrative expense	1,247,174	820,887	1,934,395	1,532,966
Total operating expenses	2,228,794	1,364,610	3,691,250	3,569,950

Income (loss) from operations	(1,766,823)	(1,401,223)	(2,280,539)	(4,093,796)

Other income (expenses)
Interest income	4,531	49,748	23,139	59,700
Other income	466,435	180,044	466,435	196,697
Other expenses	(32,570)	(19,912)	（34,504)	(19,912)
Total other income(expenses)	438,396	209,880	455,070	236,485

Loss before income taxes	(1,328,427)	(1,191,343)	(1,825,469)	(3,857,311)

Provision for income taxes	-	78,038	-	327,172

Net loss	(1,328,427)	(1,269,381)	(1,825,469)	(4,184,483)

Comprehensive loss
Net loss	(1,328,427)	(1,269,381)	(1,825,469)	(4,184,483)
Foreign currency translation loss	161,337	(195,998)	146,276	(305,967)
Total comprehensive loss	$(1,167,090)	$(1,465,379)	$(1,679,193)	$(4,490,450)

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.08)	$(0.18)
Basic and diluted weighted average common shares outstanding	$22,834,100	$22,834,100	$22,834,100	$22,834,100
Cash dividends per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements

 CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	For the six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,825,469)	$(4,184,483)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	188,206	112,687
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(654,978)	80,689
Advance to vendors	(152,157)	(375,674)
Increase (decrease) in -
Other payable	(404,922)	(152,084)
Customer deposits	796,464	414,994
Accrued expenses	(351,992)	(387,760)
Tax payable	-	(1,309,694)
Deferred revenue	519,114	5,240,161
Net cash used in operating activities	(1,885,734)	(561,164)

Cash flows from investing activities
Acquisition of property and equipment	1,385	(126,334)
Increase in construction in progress	-	(490,788)

Net cash generated from (used in) investing activities	1,385	(617,122)

Cash flows from financing activities
Cash receive from shareholder	158,291	-

Net cash generated from financing activities	158,291	-

Effect of exchange rate changes on cash and cash equivalents	(72,560)	174,463

Net decrease in cash and cash equivalents	(1,798,618)	(1,003,823)

Cash and cash equivalents, beginning of periods	3,570,740	10,272,391

Cash and cash equivalents, end of periods	$1,772,122	$9,268,568

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$266,263

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

As of June 30, 2012 and December 31, 2011, the Company has incurred accumulated deficits totaling $19,292,361 and $17,466,892, with stockholder’s deficiency totaling $18,344,524 and $16,665,331, and its current liabilities exceed its current assets by $219,916 and $1,329,556, respectively. For the three months ended June 30, 2012 and 2011, the Company has suffered from net loss of $1,328,427 and $1,269,381, respectively. For the six months ended June 30, 2012 and 2011, the Company has suffered from net loss of $1,825,469 and $4,184,483, respectively. These unaudited consolidated financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim financial statement for the quarter ended June 30, 2011.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through June 30, 2012.  The following table depicts the identity of the subsidiaries and VIE:
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2011
balance sheet	RMB 6.4634 to US$1.00
Statements of income and comprehensive income	RMB 6.5383 to US$1.00

June 30, 2012
balance sheet	RMB 6.3551 to US$1.00
Statements of income and comprehensive income	RMB 6.3175 to US$1.00

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

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  As of June 30, 2012 and December 31, 2011, there were no bad debts.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the three months ended June 30, 2012 and 2011 were $288,717 and $181,975, respectively. Operating lease rental payments included in general and administrative expenses for the six months ended June 30, 2012 and 2011 were $520,368 and $373,405, respectively.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three and six months ended June 30, 2012 and 2011 were 25%.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

5. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2012 and December 31, 2011, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three and six months ended June 30, 2012 and 2011, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of June 30, 2012 and December 31, 2011 also arose in the PRC.

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

Equity Pledge Agreement. Pursuant to an equity pledge agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders and subsidiary, dated as of May 1, 2009, each of the shareholders has pledged all his or its equity interest in MYL Commercial and Hangzhou Gongshu MYL its subsidiary as the case may be, to MYL Business to secure their obligations under the relevant contractual control agreements to which each is a party, including but not limited to, the obligations of MYL Commercial and its subsidiary under the exclusive services agreement, call option agreement and voting rights proxy agreement. Under this equity pledge agreement, the shareholders have agreed not to transfer, assign, pledge or otherwise dispose of their interest in MYL Commercial or its subsidiary, as the case may be, without the prior written consent of MYL Business. Each equity pledge is to be registered with the local Administration for Industry and Commerce (the “AIC”).

Pursuant to the equity pledge agreement between MYL Business and MYL Commercial, the shareholders of MYL Commercial pledged all of their equity of MYL Commercial (RMB 500,000 or approximately $78,651) to MYL Business.  Pursuant to the equity pledge agreement between MYL Business, MYL Commercial and Hangzhou Gongshu MYL, the shareholders of Hangzhou Gongshu MYL pledged all of the equity of Hangzhou Gongshu MYL (RMB 600,000 or approximately $94,443.6) to MYL Business. The Company is in the process of checking with the local AIC regarding whether they are required to register two separate equity pledges.

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

The following financial statement amounts and balances of the VIEs were included in the accompanying  consolidated financial statements::

	As of ,
	June 30,	December 31,
	2012	2011
Total assets	$6,837,053	$4,362,022
Total liabilities	$30,955,857	$27,306,306

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	As of,
	June 30,	December 31,
At cost	2012	2011
Buildings	$98,317	$99,089
Computer and electronic equipments	220,539	223,659
Leasehold improvement	488,435	492,271
Motor vehicles	630,807	635,760
Less: accumulated depreciation	(506,912)	(322,332)
	$931,186	$1,128,447

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2012 and 2011 was $188,206 and $112,687, respectively.

8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	As of
	June 30, 2012	December 31, 2011

Disbursement and advances to employees	$2,086,142	$1,586,178
Business tax prepaid	749,002	844,757
Deposits paid	725,737	503,880
Others	2,163	-
	$3,563,044	$2,934,815

9. OTHER PAYABLES

Other payables were comprised of the following:

	As of
	June 30, 2012	December 31, 2011

Payables to outside service providers	$15,735	$335,575
Sundry PRC taxes payables	28,468	29,240
Deposits received and credit guarantees	2,846	11,100
Business taxes payable	9,197	147,496
Sundries	-	-
	$56,246	$523,411

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not delivered. As of June 30, 2012 and December 31, 2011, deferred revenue included in current liabilities amounted to $4,488,341 and $7,188,008, respectively. Included in non-current liabilities amounted to $19,495,626 and $16,464,222, respectively.

11. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declared dividends in the total amount of RMB 12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And the shareholder Mr. Liang Kaien, the shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. However, as at December 31, 2010, the Company’s Board of Directors adopted a resolution, the dividend previously declared invalid, the Company should collect back the payment from the shareholder, Mr. Liang Kaien. As of June 30, 2012, receivable from shareholder amounted to $1,742,689.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer Mr. Liang Kaien, Chief Operating Officer Mr. Xu Pokai, and Chief Strategy Officer Mr. Chen Tingyuan.  For the six months ended June 30, 2012 and 2011, housing benefit provided to these officers totaled $116,261 and $112,335, respectively.

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

	For six months ended June 30,
	2012	2011

Net losses	$(1,825,469)	$(4,184,483)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,834,100
Losses per share – basic and diluted	$(0.08)	$(0.18)

13. PROVISION FOR INCOME TAXES

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the three and six months ended June 30, 2012 and 2011.

Hong Kong

Incorporated in Hong Kong, the company is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for the company is 16.5%. No provision for income tax in the Hong Kong has been made as the Company had no Hong Kong taxable income for the three and six months ended June 30, 2012 and 2011.

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

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for the three and six  months ended June 30, 2012 and 2011.

The following table reconciles the Company’s effective tax for the years presented:

	Six months ended June 30,
	2012	2011

Loss before income taxes benefits	$(1,825,469)	$(3,857,311)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(456,367)	(964,328)
Permanent differences	456,367	1,291,500
Expected enterprise income tax benefits at statutory tax rate	$-	$327,172

13. PROVISION FOR INCOME TAXES (continued)

The significant components of income tax components are as follows:

	Six months ended June 30,
	2012	2011

Current:
Provision for PRC Enterprise Income Tax	$-	$327,172

Deferred:
Provision for PRC Enterprise Income Tax	-	-
Income tax expenses (benefits)	$-	$327,172

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	As of ,
	June 30,	December 31,
	2012	2011
Deferred tax assets:
Loss carried forward	$7,229,456	$5,913,058
Valuation allowance	(7,229,456)	(5,913,058)
Net deferred tax assets	$-	$-

14. COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of June 30, 2012 and December 31, 2011.

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

Rent expenses for the above rental arrangements total $288,717 and $181,975 for the three months ended June 30, 2012 and 2011, respectively.  Rent expenses for the above rental arrangements total $520,368 and $373,405 for the six months ended June 30, 2012 and 2011, respectively.

14. COMMITMENTS AND CONTINGENCIES (continued)

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2012	$389,681
2013	654,380
2014	209,629
Total	$1,253,690

The Company did not record any contingencies as of June 30, 2012 and December 31, 2011.

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

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim financial statement for the three and six months ended June 30, 2011.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2012:

•	Revenues: Revenues were $1,220,175 for the three months ended June 30, 2012, a decrease of $1,102,424, or 47%, from $2,322,599 for the same period last year.

•
Gross profit and margin: Gross profit was $461,971 for the three months ended June 30, 2012, an increase of $498,584 from gross loss of $36,613 for the same period last year. Gross margin was 38% for the three months ended March 31, 2012, as compared to negative 2% for the same period last year, a 40% increase.

•	Net loss: Net loss attributable to the Company was $1,328,427 for the three months ended June 30, 2012, a decrease of $59,046, or 5%, from a net loss of $1,269,381 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the three months ended June 30, 2012 was $0.06, as compared to a net loss per share of $0.06 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	For the three months ended June 30
	2012	2011	Increase (Decrease)
			$	%

Revenues	$1,220,175	$2,322,599	$(1,102,424)	(47%)
Cost of revenue	758,204	2,359,212	(1,601,008)	(68	% )
Gross profit (loss)	461,971	(36,613)	498,584	-

Operating expenses
Selling expenses	981,620	543,723	437,897	81%
General and administrative expenses	1,247,174	820,887	426,287	52%
Total operating expenses	2,228,794	1,364,610	864,184	63%

Loss from operations	(1,766,823)	(1,401,223)	(365,600)	26%

Total Other income(expenses)	438,396	209,880	228,516	99%

Loss before income taxes	(1,328,427)	(1,191,343)	(157,084)	13%

Provision for income taxes	-	78,038	(78,038)	(100%)

Net loss	(1,328,427)	(1,269,381)	(79,046)	6%

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

The following table provides a breakdown of our revenues for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,				Increase
	2012		2011		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$832,414	68%	$1,101,132	47%	$(268,718)	(24%)
Comprehensive Training Courses	387,761	32%	1,221,467	53%	(833,706)	(68%)
Total Revenues	$1,220,175	100%	$2,322,599	100%	$(1,102,424)	(47%)

Our total revenues decreased $1,102,424, or 47%, to $1,220,175 for the three months ended June 30, 2012, from $2,322,599 for the same period of 2011. Such decrease was attributable to a number of factors.

Revenue from proprietary training courses decreased by $268,718, or 24%, to $832,414 for the three months ended June 30, 2012, from $1,101,132 for the same period in 2011. Such decrease was primarily due to the decreased average tuition price from $1,510 per course in the three months ended June 30, 2011 to $840 per course in the three months ended June 30, 2012.  The Company focused on promotional sales seminars during the quarter ended June 30, 2012 to recruit more students to participate the training courses in the near future. As a result, 991 students attended the proprietary trainings for the three months ended June 30, 2012 as compared to only 729 students in the same period in 2011. However, the tuition collected from such promotional seminars was lower than the Company’s routine course offerings. The increase in student attendance was offset by the decrease in average tuition price for the period indicated.

Revenue from comprehensive training courses decreased by $833,706, or 68%, to $387,761 for the three months ended June 30, 2012, from $1,221,467 for the same period in 2011. For the three months ended June 30, 2012, only 274 courses have been delivered to 221 individual students, with average tuition of $1,415 per course per student. For the same period in 2011, we offered 1,240 courses to 1,144 students, with average tuition of $985 per course per student.  Average tuition price increased $430, or 44%, for the quarter ended June 30, 2012, but the number of students attending the trainings decreased about 81% as compared to the same period of last year.

Cost of revenue. Our costs of revenue primarily includes expenditures incurred in connection with providing educational services to the students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. Our cost of revenue decreased by approximately $1,601,008, or 68%, to $758,204 for the three months ended June 30, 2012, from $2,359,212 for the same period in 2011.

The following table summarizes the cost of revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Increase
	2012		2011		(Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$137,441	18.13%	$971,339	41.17%	$(833,898)	(86%)
Hotel and conference room	511,130	67.41%	992,867	42.09%	(481,737)	(49%)
Educational facility costs	2,293	0.30%	28,601	1.21%	(26,308)	(92%)
Administrative support	21,227	2.80%	113,776	4.82%	(92,549)	(81%)
Other cost	3,950	0.52%	4,695	0.20%	(745)	(16%)
Business tax	82,163	10.84%	247,934	10.51%	(165,771)	(67%)
Total cost of revenue	$758,204	100%	$2,359,212	100%	$(1,601,008)	(68%)

The decrease in costs of revenue was attributable to the cumulative effect of the following factors.

First, cost of lecturer’s compensation decreased by $833,898, or 86%, to $137,441, or 18.13% of total cost of revenue, for the three months ended June 30, 2012, as compared to $971,339, or 41.17% of total cost of revenue, for the same period in 2011. The decrease in lecturers’ compensation cost was primarily due to increased use of local student recruiting agents and a decrease in the number of foreign lecturers. In the 2012 period, we used more local student recruiting agents to help recruit students and organize localized student trainings. With the aid of local recruiting agents, student trainings can be arranged and organized in advance and in the format of centralized training, so that the lecturers can deliver the course training to many students at one time. This helped to reduce costs and improve training efficiency.  During the 2011 period, we invited more foreign lecturers to China. Compensation paid to invited foreign lecturers is normally higher than compensation paid to local Chinese lecturers.  For the three months ended June 30, 2011, we paid about $480,000 to invited foreign lecturers John Maxwell and John Grey. For the three months ended June 30, 2012, we did not invite any foreign lecturer. As a result, cost of lecturer’s compensation declined accordingly.

Second, the cost of hotel and conference rooms decreased by $481,737, or 49%, to $511,130, or 67.41% of total cost of revenue, for the three months ended June 30, 2012, as compared to $992,867, or 42.08% of total cost of revenue, for the same period in 2011.  The decrease in hotel and conference room costs was mainly because we shifted and extended the trainings to many local geographic areas other than in Shanghai as we did in the past.  Such shift was to provide scheduling and transportation convenience for many local students.  The hotel standard rate in many local areas was much lower than in Shanghai. As a result, our hotel and conference room expenses decreased.   In addition, there was no invited foreign lecturer for the three months ended June 30, 2012; as a result, hotel and conference room expense declined for the three months ended June 30, 2012, as compared to the same period of 2011.

Third, the cost of administrative support decreased by $92,549, or 81%, to $21,227, or 2.80% of total cost of revenue, for the three months ended June 30, 2012, as compared to $113,776, or 4.82% of total cost of revenue, for the same period in 2011. The decrease was because many organizational tasks have been undertaken by our local student recruiting agents who helped to organize and coordinate trainings and promotional seminars. As a result, we incurred less administrative support cost in 2012. For the same period in 2011, in order to organize the lecture performed by an invited foreign lecturer in Shanghai, we incurred more administrative support expense.

Fourth, business sales taxes decreased by $165,771, or 67%, to $82,163 for the three months ended June 30, 2012, as compared to $247,934 for the same period in 2011.  We are subject to a 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the three months ended June 30, 2012 was because the actual invoiced amount was less than in the same period of 2011.  In the three months ended June 30, 2011, more students have registered for the courses, but a significant amount of cash collection was not recognized as revenue but recorded as deferred revenue.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $498,584, to $461,971 for the three months ended June 30, 2012, from a gross loss of $36,613 for the same period in 2011. Our gross profit as a percentage of revenue (gross margin) increased to 38% for the quarter ended June 30, 2012 from negative 2% in the same period in 2011. The increase in gross margin was due to our decreased cost of revenue in 2012. Our cost of revenue decreased in large part due to decreased lecturers’ compensation during the quarter ended June 30, 2012. In addition, we shifted the training locations to many local markets other than in Shanghai which led to decreased lecturers’ compensation and hotel costs as discussed above.  In the same period in 2011, we had higher lecturers’ compensation, incurred more hotel and conference – room expense and administrative support expenses. As a result of the decrease in our cost for the three months ended June 30, 2012, our gross margin increased accordingly.

Selling expenses. Our selling expenses primarily include advertising expense, sales commission paid to outside agents for student recruiting and salaries paid to our own sales force, professional fees paid to consultants, auditors and legal counsel, rental expenses and other fees. The increase in sales and marketing expenses of $437,897, or 81%, was primarily due to our marketing strategy shift to use local student recruiting agents to recruit students for the three months ended June 30, 2012, instead of using our own sales and marketing force to develop business in remote geographic areas other than in our headquartered areas. As a result of this marketing strategy shift, sales consulting fees paid to student recruiting agents increased accordingly.   We expect our selling and marketing expense to remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of the student recruiting tasks.

General and administrative expenses. Our general and administrative expenses principally include staff salaries and benefits, traveling and entertainment expenses, professional fees, such as consulting, audit and legal fees, rent expenses and other associated fees.  Our general and administrative expenses increased $426,287, or 52%, for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011. The increase was due to increased operating lease expenses incurred on our headquarter office. The increase was also caused by increased salary expenses because we adjusted and raised employee salary base in response to general inflation. We expect that our general and administrative expenses will increase as we expand our business and operations. The Company will need to enhance management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Provision for income taxes. Our PRC operating subsidiaries and variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the financial statements after appropriate tax adjustments.  For the three months ended June 30, 2012 and 2011, we incurred income taxes of $0 and $78,038, respectively. Such increase was primarily due to increased taxable income.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we generated a net loss of $1.33 million for the three months ended June 30, 2012, as compared to a net loss of $1.27 million for the same period of 2011, a decrease of $79,046, or 6%.  The decrease in our net loss was primarily attributable to our decreased cost of revenue, offset by our increased operating expenses as discussed above.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	For the six months ended June 30		Increase
	2012	2011	(Decrease)
			$	%

Revenues	$2,476,492	$2,875,655	$(399,163)	(14%)
Cost of revenue	1,065,781	3,399,501	(2,333,720)	(69%)
Gross profit	1,410,711	(523,846)	1,934,557	-

Operating expenses
Selling expenses	1,756,855	2,036,984	(280,129)	(14%)
General and administrative expenses	1,934,395	1,532,966	401,429	26%
Total operating expenses	3,691,250	3,569,950	121,300	3%

Loss from operations	(2,280,539)	(4,093,796)	1,813,257	(44%)

Total Other income(expenses)	455,070	236,485	218,585	92%

Loss before income taxes	(1,825,469)	(3,857,311)	2,031,842	(53%)

Provision for income taxes	-	327,172	(327,172)	(100%)

Net loss	(1,825,469)	(4,184,483)	2,359,014	(56%)

Revenues.  For the six months ended June 30, 2012, our net revenue decreased by $399,163, or 14% to $2,476,492, from $2,875,655 for the same period of 2011. During the six months ended June 30, 2012, we continue to expand our business operations to certain new geographic areas other than the previously focused areas of Hangzhou and Shanghai. The business expansion was through developing a cooperative relationship with many local student recruiting agencies, which greatly helped us recruit more students for our proprietary training courses.   For the six months ended June 30, 2012, 2,259 students attended our training courses or featured lectures (including 1,874 students for proprietary training courses and 385 students for comprehensive training programs) and we initiated more than 30 promotional seminars to sell our training programs. For the same period in 2011, we provided training services to 2,633 students (including 1,235 students for proprietary training courses and 1,398 students for comprehensive training programs) and only 20 promotional seminars were initiated.

The following table provides a breakdown of our revenues for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,				Increase
	2012		2011		(Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$1,746,793	71%	$1,393,350	48%	$353,443	25%
Comprehensive Training Courses	729,699	29%	1,482,305	52%	(752,606)	(51%)
Total Revenues	$2,476,492	100%	$2,875,655	100%	$(399,163)	(14%)

The decrease in our revenue was attributable to a number of factors. First, revenue from proprietary training courses increased $353,443, or 25%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  The number of students that participated in the proprietary training courses increased from 1,235 in the six months ended June 30, 2011 to 1,874 in the same period of 2012 as a result of using outsourced local agents to promote our training programs, which broadened our market coverage.  In addition, in order to stimulate student registration, we initiated about 30 promotional seminars to sell our training programs to attract student’s participation. However, average tuition price decreased from $1,128 per student per course in 2011 to $932 per student per course in 2012.  Consequently, the increase in student recruiting led to the increase in our revenue from proprietary courses for the six months ended June 30, 2012.

Second, revenue from comprehensive training programs decreased from $1,482,305 for the six months ended June 30, 2011 to $729,699 for the six months ended June 30, 2012, a decrease of $752,606, or 51%. The decrease was mainly because fewer students attended comprehensive training programs. For the six months ended June 30, 2011, two invited foreign lecturers, Mr. John Grey and Mr. John Maxwell, provided lectures to students. As a result, more students attended the comprehensive course training programs.  For the same period of 2012, we did not invite any foreign lecturers.  Consequently, for the six months ended June 30, 2011, 1,512 courses have been offered to 1,398 students in comprehensive training programs at an average tuition price of $980 per course. For the six months ended June 30, 2012, 505 courses have been offered to 385 students in comprehensive training programs at an average tuition price of $1,445 per course. The average tuition price per course increased 47% for the six months ended June 30, 2012 as compared to the prior comparative period.  The decrease in revenue from comprehensive training courses reflected the above combined factors.

Cost of revenue. Our overall cost of revenue decreased by $2,333,720, or 69%, to $1,065,781 for the six months ended June 30, 2012, from $3,399,501 for the same period in 2011.

The following table summarizes the cost of revenue for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,				Increase
	2012		2011		(Decrease)
	$	%		$	$	%
Cost of lecturer's compensation	$209,743	19.68%	$1,422,927	41.86%	$(1,213,184)	(85%)
Hotel and conference-room	635,193	59.60%	1,227,255	36.10%	(592,062)	(48%)
Educational facility costs	17,649	1.66%	51,097	1.50%	(33,448)	(65%)
Administrative support	44,420	4.17%	170,573	5.02%	(126,153)	(74%)
Other cost	5,263	0.49%	9,103	0.27%	(3,840)	(42%)
Business tax	153,513	14.4%	518,546	15.25%	(365,033)	(70%)
Total cost of revenue	$1,065,781	100%	$3,399,501	100%	$(2,333,720)	(69%)

The decrease in costs of revenue was attributable to the cumulative effect of the following factors.

First, cost of lecturer’s compensation decreased by $1,213,184, or 85%, to $209,743, or 19.68% of total cost of revenue, for the six months ended June 30, 2012, as compared to $1,422,927, or 41.86% of total cost of revenue, for the same period in 2011. The decrease in lecturers’ compensation cost was primarily due to increased use of local student recruiting agents and a decrease in the number of foreign lecturers. In the 2012 period, we used more local student recruiting agents to help recruit students and organize localized student trainings. With the aid of local recruiting agents, student trainings can be arranged and organized in advance and in the format of centralized training, so that the lecturers can deliver the course training to mass students at one time. This helped to reduce cost and improve training efficiency.  During the 2011 period, we invited foreign lecturers to China. Compensation paid to invited foreign lecturers is normally higher than compensation paid to local Chinese lecturers.

Second, the cost of hotel and conference rooms decreased by $592,062, or 48%, to $635,193, or 59.60% of total cost of revenue, for the six months ended June 30, 2012, as compared to $1,227,255, or 36.10% of total cost of revenue, for the same period in 2011.  The decrease in hotel and conference room costs was mainly because we shifted and extended the trainings to many local geographic areas other than in Shanghai as we did in the past.  Such shift was to provide schedule and transportation convenience many local students.  The hotel standard rate in many of these local areas was much lower than in Shanghai. In addition, there was no invited foreign lecturer for the six months ended June 30, 2012; as a result, hotel and conference room expense declined for the six months ended June 30, 2012 as compared to the same period of 2011.

Third, the cost of administrative support decreased by $126,153, or 74%, to $44,420, or 4.17% of total cost of revenue, for the six months ended June 30, 2012, as compared to $170,573, or 5.02% of total cost of revenue, for the same period in 2011. The decrease was because many organizational tasks have been undertaken by our local student recruiting agents who helped to organize and coordinate trainings and promotional seminars. As a result, we incurred less administrative support cost in 2012. For the same period in 2011, in order to organize the lecture performed by an invited foreign lecturer in Shanghai, we incurred more administrative support expense.

Fourth, business sales taxes decreased by $365,033, or 70%, to $153,513 for the six months ended June 30, 2012, as compared to $518,546 for the same period in 2011.  We are subject to a 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the six months ended June 30, 2012 was because the actual invoiced amount was less than in the same period of 2011.  In the six months ended June 30, 2011, more students registered for the courses, but a significant amount of cash collection was not recognized as revenue but recorded as deferred revenue.

Gross profit and gross margin. Our gross profit increased by $1,934,557, to approximately $1,410,711 for the six months ended June 30, 2012, from a gross loss of $523,846 for the same period in 2011. Our gross profit as a percentage of revenue (gross margin) increased to 57% in the six months ended June 30, 2012 from negative 18% in the same period in 2011. The increase in gross margin was due to our decreased cost of revenue in 2012. Our cost of revenue decreased because we shifted the training locations to many local markets other than in Shanghai, which led to decreased lecturers’ compensation and hotel costs as discussed above.  In the same period of 2011, we paid more lecturer’s, incurred more hotel and conference room expense and administrative support expenses. As a result, our gross margin increased accordingly.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	2012	2011 (Restated)
Selling Expenses	$1,756,855	$2,036,984
General and administrative Expense	1,934,395	1,532,966
Total operating expenses	$3,691,250	$3,569,950

Total operating expenses were $3,691,250 for the six months ended June 30, 2012, representing 3% of revenue, or a $121,300 increase, as compared to $3,569,950 for the six months ended June 30, 2011.

Selling expenses. Our selling expenses decreased by $280,129, or 14%, to $1,756,855 for the six months ended June 30, 2012, from $2,036,984 for the same period in 2011. Such decrease was primarily due to our marketing strategy shift to using local student recruiting agents to recruit students, rather than using our own sales and marketing force to develop business in remote geographic areas (other than in our headquartered areas). As a result of this marketing strategy shift, sales consulting fees as well as salary paid to our own sales force declined for the six months ended June 30, 2012.  For the same period of 2011, we primarily relied on several consulting firms as well as our own sales force to market our training programs and recruit students. Consequently, we incurred higher commission fee and salary expense than in 2012.   We expect that our selling expense will remain at a relatively stable level in the near future as we continue to use outsourced sales agents to help promote our training courses and conduct part of student recruiting tasks.

General and administrative expenses.  Our general and administrative expenses increased by $401,429, or 26%, to $1,934,395 for the six months ended June 30, 2012, from $1,532,966 for the same period in 2011. The increase was primarily due to decreased consulting fees in connection with maintaining our Company’s public status in the United States. The increase in our general administrative expenses was due to increased operating lease expenses incurred on our headquarter office. The increase was also due to increased salary expenses because we adjusted and raised the employee salary base in response to general inflation. We expect that our general and administrative expenses will increase as we expand our business and operations. The Company will need to enhance management’s skill level to adapt to the complex business environment because we are subject to the rules and regulations of the United States securities laws as well as a certain level of corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future to support our business.

Other comprehensive Income (loss) We reported other comprehensive income of $146,276 for the six months ended June 30, 2012 and other comprehensive loss of $305,967 for the six months ended June 30, 2011, resulting from the currency translation adjustment, respectively.

Provision for income taxes. Our PRC operating subsidiaries and variable interest entity are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Due to the operating loss for the six months ended June 30, 2012, no income tax expense was reported.   For the six months ended June 30, 2011, we reported income tax expense of $327,172.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $1,825,469 for the six months ended June 30, 2012, as compared to a net loss of $4,184,483 for the six months ended June 30, 2011, a decrease of $2,359,014, or 56%. The decrease in our net loss was primarily attributable to our decreased cost of revenue as discussed above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $1,772,122. To date, we have financed our operations primarily through cash flows from operations. Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations.

Total current assets decreased by $1,198,575 from $9.34 million as of December 31, 2011 to $8.1 million as of June 30, 2012.  The primary changes in our current assets during the six months ended June 30, 2012 were from changes in cash and cash equivalents.  The decrease in our cash from $3,570,740 at December 31, 2011to $1,772,122 at June 30, 2012 was because our expanded business required cash funds to be injected into the daily operations, such as advances to suppliers, payment of tax liabilities, and the purchase of property and equipment.

Total current liabilities as of June 30, 2012 amounted to $7.9 million, as compared to $10.7 million at December 31, 2011. The decrease in current liabilities was primarily due to a decrease in our deferred revenue of $2.69 million. Deferred revenue represents amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures. Deferred revenue is refundable if the training does not occur within the specified time. We recognize these funds as a current liability until the revenue can be recognized.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	2012	2011 (Restated)
Cash flows from operating activities	$(1,885,734)	$(561,164)
Cash flows from investing activities	1,385	(617,122)
Cash flows from financing activities	158,291	-
Effect of exchange rate changes on cash	(72,560)	174,463
Net (decrease) increase in cash and cash equivalents	(1,798,618)	(1,003,823)

Cash and cash equivalents, beginning of period	3,570,740	10,272,391
Cash and cash equivalents, end of period	1,772,122	9,268,568

Operating Activities

Net cash used in operating activities was $1,885,734 for the six months ended June 30, 2012, which consisted of our net loss of $1,825,469, and noncash adjustments of $188,206, offset by net changes in operating assets and liabilities due to our expanded operating activities, including an increase of other receivables of $654,978, because more advance has been made to employees for marketing and student recruiting purposes, as well as an increase of customer deposits of $796,464 as well as an increase in deferred revenue of $519,114,  both representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Net cash used in operating activities during the six months ended June 30, 2011 was $543,161, which consisted of our net loss of $4,184,483, and noncash adjustments of $112,687, offset by net changes in operating assets and liabilities due to our expanded operating activities, primarily including a decrease in tax payable of $1,309,694 because we paid the tax liabilities to the local tax authority during the period, as well as an increase in deferred revenue in the amount of $5,240,161, representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures where the criteria of revenue recognition have not been met.

Investing Activities

Net cash generated from investing activities for the six months ended June 30, 2012 was $1,385, representing the acquisition of property and equipment, primarily including computer and electronic equipment.

Net cash used in investing activities for the six months ended June 30, 2011 was $617,122, representing the acquisition of property and equipment of $126,334, primarily including computer and electronic equipment, and vehicles to be used in our business operations, as well as an increase in the construction in progress of $490,788 because we entered into a new operating lease agreement for our Shanghai office and accordingly advanced the same amount to decorate the office.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $158,291, representing the repayment of a shareholder loan back to our Company.

No cash was used in financing activities for the six months ended June 30, 2011.

We expect to use our cash on hand to continue to emphasize expanding and enhancing marketing and sales in fiscal year 2012 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance the market position of our key course offerings, solidifying our market coverage, and increasing promotional activities. Management also plans to selectively pursue strategic acquisition opportunities to further consolidate our resources and expand our market coverage.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of June 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of this weakness.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified a material weakness related to our lack of sufficient accounting personnel with an appropriate understanding of United States generally accepted accounting principles and SEC reporting requirements. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weakness, and in the second quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during second quarter.

No repurchases of our common stock were made during the second quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).