Form 10-Q
period 2012-09-30
China Executive Education Corp
filed 2012-11-19
CIK 1464305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ¨ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,834,100

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)
	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents-Unrestricted (including cash and cash equivalents-Unrestricted of the consolidated VIE without recourse to China Executive Education Corp of US$1,057,868 and US$294,841 as of September 30, 2012 and December 31, 2011, respectively)	$1,175,633	$3,570,740
Cash and cash equivalents-Restricted cash (including cash and cash equivalents-Restricted cash of the consolidated VIE without recourse to China Executive Education Corp of US$316,506 and US$317,178 as of September 30, 2012 and December 31, 2011, respectively)	316,506	317,178
Advance to vendors (including advance to vendors of the consolidated VIE without recourse to China Executive Education Corp of US$297,459 and nil as of September 30, 2012 and December 31, 2011, respectively)	843,062	602,685
Receivables from shareholder (including receivables from shareholder of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30, 2012 and December 31, 2011, respectively)	1,752,650	1,914,964
Other receivables (including other receivables of the consolidated VIE without recourse to China Executive Education Corp of US$5,941,856 and US$3,749,545 as of September 30, 2012 and December 31, 2011, respectively)	4,082,951	2,934,815
Total current assets	8,170,802	9,340,382

Property, plant and equipment, net (including property, plant and equipment, net of the consolidated VIE without recourse to China Executive Education Corp of US$3,179 and US$458 as of September 30, 2012 and December 31, 2011, respectively)	843,673	1,128,447
Total Assets	$9,014,475	$10,468,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Customer deposits (including customer deposits of the consolidated VIE without recourse to China Executive Education Corp of US$4,625,593 and US$2,605,864 as of September 30, 2012 and December 31, 2011, respectively)	$4,639,523	$2,605,864
Accrued expenses (including accrued expenses of the consolidated VIE without recourse to China Executive Education Corp of nil and US$205,666 as of September 30, 2012 and December 31, 2011, respectively)	-	352,655
Deferred revenue (including deferred revenue of the consolidated VIE without recourse to China Executive Education Corp of US$4,611,948 and US$7,188,008 as of September 30, 2012 and December 31, 2011, respectively)	4,611,948	7,188,008
Other payables (including other payables of the consolidated VIE without recourse to China Executive Education Corp of US$3,923,864 and US$842,546 as of September 30, 2012 and December 31, 2011, respectively)	57,606	523,411
Taxes payable (including taxes payable of the consolidated VIE without recourse to China Executive Education Corp of nil and nil as of September 30, 2012 and December 31, 2011, respectively)	-	-
Total current liabilities	9,309,077	10,669,938

Deferred revenue- noncurrent (including deferred revenue- noncurrent of the consolidated VIE without recourse to China Executive Education Corp of 18,893,853 and 16,464, 222 as of September 30, 2012 and December 31, 2011, respectively)	$18,893,853	$16,464, 222
Total liabilities	28, 202,930	27,134,160

Commitments

Stockholders’ Deficiency
Common stock, $0.001 par value, 70,000,000 shares authorized, 22,834,100 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$22,834	$22,834
Additional paid-in capital	1,775,842	1,775,842
Accumulated deficits	(20,038,816)	(17,466,892)
Accumulated other comprehensive loss	(948,315)	(997,115)
Total stockholders’ deficiency	(19,188,455)	(16,665,331)
Total Liabilities and Stockholder's Equity	$9,014,475	$10,468,829

The accompanying notes are an integral part of these consolidated financial statements.

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,112,657	$2,787,621	$4,589,149	$5,663, 276
Cost of revenue	852,759	2,046,316	1,918,540	5,445,817
Gross profit (loss)	1, 259,898	741,305	2,670,609	217,459

Operating expenses
Selling expenses	974,953	493,646	2,731,808	2,530,630
General and administrative expense	1,071,061	859,194	3,005,456	2,392,160
Total operating expenses	2,046,014	1,352,840	5,737, 264	4,922,790

Income (loss) from operations	(786,116)	(611,535)	(3,066,655)	(4,705,331)

Other income (expenses)
Interest income	70	26,497	23, 209	86,197
Other income	59,914	(21,394)	526,349	155,391
Other expenses	(20,323)	-	(54,827)	-
Total other income(expenses)	39,661	5,103	494,731	241,588

Loss before income taxes	(746,455)	(606,432)	(2,571,924)	(4,463,743)

Provision for income taxes	-	2,092	-	329,264

Net loss	(746,455)	(608,524)	(2,571,924)	(4,793,007)

Comprehensive loss
Net loss	(746,455)	(608,524)	(2,571,924)	(4,793,007)
Foreign currency translation loss	(97,476)	(172,601)	48,800	（478,568)
Total comprehensive loss	$(843,931)	$(781,125)	$(2,523,124)	$(5, 271,575)
	$
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.11)	$(0.21)
Basic and diluted weighted average common shares outstanding	$22,834,100	$22,834,100	$22,834,100	$22,834,100
Cash dividends per common share	$-	-	-	-

See accompanying notes to consolidated financial statements

CHINA EXECUTIVE EDUCATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

	For the nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,571,924)	$(4,793,007)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	283,756	153,347
Changes in assets and liabilities:
(Increase) decrease in -
Other receivables	(1,156, 281)	55,382
Advance to vendors	(242,058)	(778,156)
Increase (decrease) in -
Other payable	(385,917)	(78,981)
Customer deposits	2,042,579	(215,644)
Accrued expenses	(352,492)	(383,999)
Tax payable	-	(1,357,312)
Deferred revenue	(96,433)	4,037,794
Net cash used in operating activities	(2,478,770)	(3,360,576)

Cash flows from investing activities
Acquisition of property and equipment	(905)	(610,887)

Net cash generated from (used in) investing activities	(905)	(610,887)

Cash flows from financing activities
Cash receive from shareholder	158,516	-

Net cash generated from financing activities	158,516	-

Effect of exchange rate changes on cash and cash equivalents	(73,948)	(551,371)

Net decrease in cash and cash equivalents	(2,395,107)	(4,522,834)

Cash and cash equivalents, beginning of periods	3,570,740	10,272,391

Cash and cash equivalents, end of periods	$1,175,633	$5,749,557

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$1,636,867

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

As part of the Merger, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of its subsidiary, On Demand Heavy Duty Holdings, Inc. (“Holdings”) to certain of its shareholders in exchange for the cancellation of  3,000,000 shares of the Company’s common stock (the “Split Off Transaction”). In addition, an aggregate of 3,070,000 shares were returned to the transfer agent for cancelation by other shareholders of Holdings. Following the Merger and the Split Off Transaction, the Company discontinued its former business and is now engaged in the executive education business.

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

As of September 30, 2012 and December 31, 2011, the Company has incurred accumulated deficits totaling $20,038,816 and $17,466,892, with stockholder’s deficiency totaling $19,188,455 and $16,665,331, and its current liabilities exceed its current assets by $1,138,275 and $1,329,556, respectively. For the three months ended September 30, 2012 and 2011, the Company has suffered from net loss of $746,455 and $608,524, respectively. For the nine months ended September 30, 2012 and 2011, the Company has suffered from net loss of $2,571,924 and $4,793,007, respectively. These unaudited consolidated financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim financial statement for the quarter ended September 30, 2011.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company owned its subsidiaries and variable interest entity (“VIE”) soon after its inception and continued to own the equity’s interests through September 30, 2012.  The following table depicts the identity of the subsidiaries and VIE:

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

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 years
Computer and electronic equipment	3-5 years
Leasehold improvement	3 years
Motor vehicles	5 years

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2011
balance sheet	RMB 6.3843 to US$1.00
Statements of income and comprehensive income	RMB 6.4967 to US$1.00

September 30, 2012
balance sheet	RMB 6.3190 to US$1.00
Statements of income and comprehensive income	RMB 6.3085 to US$1.00

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

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Bad debts are written off as incurred.  As of September 30, 2012 and December 31, 2011, there were no bad debts.

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

The Company’s revenue is principally derived from tuition and fees associated with two kinds of educational programs to the students: proprietary training courses and comprehensive training courses.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in general and administrative expenses for the three months ended September 30, 2012 and 2011 were $278,011 and $294,060, respectively. Operating lease rental payments included in general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $798,379 and $667,465, respectively.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three and nine months ended September 30, 2012 and 2011 were 25%.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

5. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially expose the company to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2012 and December 31, 2011, all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts.

For the three and nine months ended September 30, 2012 and 2011, all of the Company’s sales were generated from the PRC. In addition, all accounts receivable as of September 30, 2012 and December 31, 2011 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset on the balance sheet.

Normally, the Company does not require collateral from customers or debtors.

6. VARIABLE INTEREST ENTITY

PRC laws and regulations currently require any foreign entity that invests in the education business in China to be an educational institution with relevant experience in providing educational services outside China. The Company are not educational institutions and do not provide educational services outside China. The Company conducts substantially all of its education business in China through MYL Commercial.

On May 1, 2009 MYL Business entered into a series of exclusive contractual arrangements (the “Contractual Arrangements”) with MYL Commercial and its shareholders, which enable the Company to (1) have power to direct the activities that most significantly affect the economic performance of MYL Commercial, and (2) receive the economic benefits of MYL Commercial that could be significant to MYL Commercial. Accordingly, the Company is considered the primary beneficiary of MYL Commercial and has consolidated MYL Commercial’s financial results of operations, assets and liabilities in the Company’s consolidated financial statements. These agreements are summarized in the following paragraphs.

Exclusive Services Agreement. Pursuant to an exclusive services agreement by and among MYL Business and MYL Commercial, dated May 1, 2009, MYL Commercial irrevocably entrusted to MYL Business the management and operation of MYL Commercial and the responsibilities and authorities of its shareholders and directors. The service fee to be paid by MYL Commercial is equal to 95% of its total income which can be waived by MYL Business from time to time in its sole discretion.

6. VARIABLE INTEREST ENTITY (continued)

Call Option Agreement. Pursuant to a call option agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders, dated as of May 1, 2009, each of MYL Commercial and MYL Commercial’s shareholders have granted MYL Business or its designee an exclusive option to purchase all or part of their equity interests in MYL Commercial, or all or part of the assets of MYL Commercial, in each case, at any time determined by MYL Business and to the extent permitted by PRC law.

Voting Rights Proxy Agreement. Pursuant to a voting rights proxy agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders, dated as of May 1, 2009, the shareholders of MYL Commercial have granted the personnel designated by MYL Business the right to appoint directors and senior management of MYL Commercial and to exercise all of their other voting rights as shareholders of MYL Commercial, as provided under the articles of association of such entity. Under the voting rights proxy agreement, there are no restrictions on the number, to the extent allowed under the respective articles of association of MYL Commercial, or identity of those persons we can appoint as directors and officers.

Equity Pledge Agreement. Pursuant to an equity pledge agreement by and among MYL Business, MYL Commercial and MYL Commercial’s shareholders, dated as of May 1, 2009, each of the shareholders has pledged all his equity interest in MYL Commercial to MYL Business to secure their obligations under the relevant contractual control agreements to which each is a party, including but not limited to, the obligations of MYL Commercial under the exclusive services agreement, call option agreement and voting rights proxy agreement. Under this equity pledge agreement, the shareholders have agreed not to transfer, assign, pledge or otherwise dispose of their interest in MYL Commercial, as the case may be, without the prior written consent of MYL Business. Each equity pledge is to be registered with the local Administration for Industry and Commerce (the “AIC”).

Pursuant to the equity pledge agreement between MYL Business and MYL Commercial, the shareholders of MYL Commercial pledged all of their equity of MYL Commercial (RMB500,000 or approximately $78,651) to MYL Business.

As a result of the Contractual Arrangement, MYL Business was granted with unconstrained decision making rights and power over key operational functions within MYL Commercial. Therefore, MYL Business will bear all of MYL Commercial’s operating costs in exchange for 100% of the net income MYL Commercial. There is not any income or loss of MYL Commercial attributed to other parties. MYL Business does not have any equity interest in MYL Commercial, but instead has the right to enjoy economic benefits similar to equity ownership through its contractual arrangements with MYL Commercial.

These contractual arrangements may not be as effective in providing MYL Business with control over the MYL Commercial as direct ownership. Due to its VIE structure, MYL Business has to rely on contractual rights to effect control and management of the MYL Commercial, which exposes MYL Business to the risk of potential breach of contract by the shareholders of MYL Commercial.

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

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Total assets	$7,616,868	$4,362,026
Total liabilities	$32,055,258	$27,306,306

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$2,112,657	$2,787,621	$4,589,149	$5,663,276
Net Loss(Income)	1,545,334	(2,033,306)	183,960	3,359,606

	Nine months ended September 30,
	2012		2011
	(Unaudited)		(Unaudited)
Net cash provided by operating activities	$715,671		$(1,674,852)
Net cash used in investing activities	(898)		(82)
Net cash used in financing activities		-	-
Effect of exchange rate changes on cash and cash equivalents	48,254		(718,335)
Net decrease in cash and cash equivalents	763,027		(2,393,302)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	As of
	September 30,	December 31,
	2012	2011
At cost	(Unaudited)
Buildings	$98,879	$99,089
Computer and electronic equipment	224,088	223,659
Leasehold improvement	491,227	492,271
Motor vehicles	634,412	635,760
Less: accumulated depreciation	(604,933)	(322,332)
	$843,673	$1,128,447

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2012 and 2011 was $283,756 and $153,347, respectively.

8. OTHER RECEIVABLES

Other receivables were comprised of the following:

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Disbursement and advances to employees	$2,505,739	$1,586,178
Business tax prepaid	696,729	844,757
Deposits paid	876,605	503,880
Others	3,878	-
	$4,082,951	$2,934,815

9. OTHER PAYABLES

Other payables were comprised of the following:

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Payables to outside service providers	$15,826	$335,575
Sundry PRC taxes payables	22,038	29,240
Deposits received and credit guarantees	950	11,100
Business taxes payable	18,792	147,496
	$57,606	$523,411

10. DEFERRED REVENUE

Deferred revenue represents the tuition fees from enrolled students for courses not delivered. As of September 30, 2012 and December 31, 2011, deferred revenue included in current liabilities amounted to $4,611,948 and $7,188,008, respectively. Included in non-current liabilities amounted to $18,893,853 and $16,464,222, respectively.

11. RELATED PARTY TRANSACTION

On July 2, 2010, the Company declared dividends in the total amount of RMB12,075,000 (equivalent to $1,784,088) out of the retained earnings balance of Hangzhou MYL for the fiscal year ended December 31, 2009 to its sole shareholder, Surmounting Limit Marketing Adviser Limited(“SLM”). On the same date, SLM also made a resolution to distribute the net tax amount of such dividend that SLM receives to Magic Dream Enterprises Ltd., a company incorporated under the laws of British Virgin Island. And Mr. Kaien Liang, a shareholder of the Company and Magic Dream Enterprises Ltd received the dividend payment. However, as at December 31, 2010, the Company’s Board of Directors adopted a resolution to declare that the dividend previously declared was invalid, and that the Company should collect back the payment from Mr. Kaien Liang. As of September 30, 2012, receivable from Mr. Kaien Liang amounted to $1,752,651.

The Company has several rental arrangements providing residential units to house key employees, including the Chief Executive Officer Mr. Kaien Liang, Chief Operating Officer Mr. Pokai Hsu, and Chief Strategy Officer Mr. Tingyuan Chen.  For the nine months ended September 30, 2012 and 2011, housing benefit provided to these officers totaled $174,640 and $169,580, respectively.

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

	For nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net losses	$(2,571,924)	$(4,793,007)
Weighted average number of common shares outstanding – basic and diluted	22,834,100	22,834,100
Losses per share – basic and diluted	$(0.11)	$(0.21)

13. PROVISION FOR INCOME TAXES

United States

China Executive Education Corp. is subject to United States tax at a tax rate of 35%. No provision for income tax in the United States has been made as China Executive Education Corp. had no U.S. taxable income for the three and nine months ended September 30, 2012 and 2011.

Hong Kong

Incorporated in Hong Kong, SLM is governed by the income tax law of Hong Kong. According to current Hong Kong income tax law, the applicable income tax rate for SLM is 16.5%. No provision for income tax in the Hong Kong has been made as SLM had no Hong Kong taxable income for the three and nine months ended September 30, 2012 and 2011.

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

The Company’s PRC subsidiaries are subject to income tax at a rate of 25% for the three and nine months ended September 30, 2012 and 2011.

The following table reconciles the Company’s effective tax for the years presented:

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Loss before income taxes benefits	$(2,571,924)	$(4,463,743)
PRC statutory income tax rate	25%	25%
Income tax at statutory tax rate	(624,981)	(1,115,936)
Permanent differences	624,981	1,445,200
Expected enterprise income tax expense	$-	$329,264

13. PROVISION FOR INCOME TAXES (continued)

The significant components of income tax components are as follows:

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
Provision for PRC Enterprise Income Tax	$-	$329,264

Deferred:
Provision for PRC Enterprise Income Tax	-	-
Income tax expenses (benefits)	$-	$329,264

Deferred tax assets reflect the tax effects of temporary differences due to deferred revenue and between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are summarized as follows:

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Deferred tax assets:
Loss carried forward	$5,876,450	$5,913,058
Valuation allowance	(5,876,450)	(5,913,058)
Net deferred tax assets	$-	$-

14. COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital commitment as of September 30, 2012 and December 31, 2011.

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

Rent expenses for the above rental arrangements total $278,011 and $294,060 for the three months ended September 30, 2012 and 2011, respectively.  Rent expenses for the above rental arrangements total $798,379 and $667,465 for the nine months ended September 30, 2012 and 2011, respectively.

14. COMMITMENTS AND CONTINGENCIES (continued)

The minimum obligations under such commitments (unless otherwise stated) for the years ending December 31 until their expiration are summarized below:

Year	Amount
2012	$172,899
2013	658,120
2014	210,828
Total	$1,041,847

The Company did not record any contingencies as of September 30, 2012 and December 31, 2011.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Company,” “we,” “us,” and “our” refer to the combined business of China Executive Education Corp., a Nevada corporation, and its consolidated subsidiaries and variable interest entity;
●	“SLM” refers to our subsidiary Surmounting Limit Marketing Adviser Limited, a Hong Kong limited company;
●	“MYL Business” refers to our indirect subsidiary Hangzhou MYL Business Administration Consulting Co., Ltd., a PRC limited company;
●	“Shanghai MYL” refers to our indirect subsidiary Shanghai MYL Business Administration Consulting Co. Ltd., a PRC limited company;
●	“MYL Commercial” refers to our variable interest entity Hangzhou MYL Commercial Services Co., Ltd., a PRC limited company;
●	“MYL Training School” refers to MYL Commercial’s subsidiary Hangzhou Gongshu MYL Training School;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
●	“SEC” are to the Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Renminbi” and “RMB” are to the legal currency of China; and
●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

Our open-enrollment training programs include our proprietary training courses and comprehensive training courses. Our comprehensive training courses include one package of 16 courses for CEO and C-Level managers, as well as 23 leadership and personal development courses, focusing on management skills, negotiation skills, leadership skills and public speaking skills, among others. Proprietary training courses, delivered to large audiences, are presented by experts or well-known speakers in each relevant field. In 2011, we organized 4,613 such lectures in Shanghai. We believe that our network of speaking professionals is a leading platform for inspiring audiences to new levels of motivation and commitment.

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

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2010 and 2009, as previously disclosed in Form 10-K/A for 2010 filed on March 27, 2012. As a result, certain line items have changes and caused the restatement of the interim financial statement for the three and nine months ended September 30, 2011.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2012:

•	Revenues: Revenues were $2,112,657 for the three months ended September 30, 2012, a decrease of $674,964, or 24%, from $2,787,621 for the same period of last year.

•
Gross profit and margin: Gross profit was $1,259,898 for the three months ended September 30, 2012, an increase of $518,593, or 70%, from $741,305 for the same period of last year. Gross margin was 60% for the three months ended September 30, 2012, which represents a 33% increase, as compared to 27% for the same period of last year.

•
Net loss attributable to the Company: Net loss attributable to the Company was $746,454 for the three months ended September 30, 2012, an increase of $137,929, or 23%, from a net loss of $608,524 for the same period of last year.

•	Fully diluted net loss per share: Fully diluted net loss per share for the three months ended September 30, 2012 was $0.03, which was equal that of the same period of last year.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	For the three months ended September 30,
	2012	2011	Increase (Decrease)
		(Restated)	$	%

Revenues	$2,112,657	$2,787,621	$(674,964)	24%
Cost of revenue	852,759	2,046,316	(1,193,557)	58% %
Gross profit	1,259,898	741,305	518,593	70%

Operating expenses
Selling expenses	974,953	493,646	481,307	98%
General and administrative expenses	1,071,061	859,194	211,867	25%
Total operating expenses	2,046,014	1,352,840	693,172	51%

Loss from operations	(786,116)	(611,535)	(174,581)	29%

Other income (expenses)
Interest income	70	26,497	(26,427)	(99%)
Other income (expenses)	39,591	(21,394)	60,985	(285%)
Total Other income(expenses)	39,661	5,103	34,558	677%

Loss before income taxes	(746,455))	(606,432)	(140,023)	23%

Provision for income taxes	-	2,092	(2,092))	(100%)

Net loss	(746,455)	(608,524)	(137,929)	23%

Revenues.  We provide two kinds of training programs to students: (i) proprietary training courses; and (ii) comprehensive training courses.  Proprietary training courses, which normally take several days to complete, primarily consist of featured lectures. These proprietary training courses are provided on a roll-over basis over the year. Our comprehensive training course package includes sixteen courses (covering over 41 main topics) delivered to students by both Chinese and foreign lecturers. The comprehensive training courses normally take a more extended time frame to complete. For the three months ended September 30, 2012, 1,073 students attended our training courses (732 students participated in the proprietary training courses while 341 students participated in the comprehensive training programs). For the three months ended September 30, 2011, 2,300 students attended our training courses (1,962 students participated in the proprietary training courses while 338 students participated in the comprehensive training programs). The following table provides a breakdown of our revenues for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,						Increase
	2012			2011			(Decrease)
	$		%	$		%	$		%
Proprietary Training Courses		$1,467,467	69%		$1,107,363	40%		$360,104	33%
Comprehensive Training Courses		645,190	31%		1,680,258	60%		(1,035,068)	(62%)
Total Revenues		$2,112,657	100%		$2,787,621	100%		$(674,964)	(24%)

Our total revenues decreased by $674,964, or 24%, to $2,112,657 for the three months ended September 30, 2012, from $2,787,621  for the same period of 2011. The decrease in our revenue was primarily attributable to the substantial decrease of revenue derived from comprehensive training programs.

Revenue from comprehensive training programs decreased from $1,680,258 for the quarter ended September 30, 2011 to $645,190 for the quarter ended September 30, 2012, which represents a decrease of $1,035,068, or 62%. Our comprehensive training programs include 16 courses, among which 10 courses are taught by Chinese lecturers within several months and the remaining 6 courses taught by foreign lecturers delivered over an extended period of time. Because the schedules for the foreign lecturers’ courses are generally not fixed and the students have the discretion to decide which course to attend based on his or her schedules, revenues derived from comprehensive training programs are deferred and recognized on a pro-rata basis as the courses are delivered across the comprehensive training programs. The decrease of the revenue derived from comprehensive training programs is primarily due to lower enrollment, as well as decreased average tuition per enrollment. For the three months ended September 30, 2012, 453 courses were delivered to 341 students, with an average tuition of $1,424 per enrollment; In comparison, for the three months ended September 30, 2011, 1,002 courses were delivered to 338 students, with an average tuition of $1,677 per enrollment. Average tuition decreased by $253 or 15% for the quarter ended September 30, 2012.  Such substantial decrease was partially offset by the factor discussed below.

Revenues from proprietary training courses increased by $360,104 or 33% for the quarter ended September 30, 2012 as compared to the same period last year, primarily due to the increased average tuition per enrollment. The average tuition per enrollment increases from $564 per course in the three months ended September 30, 2011 to $2,005 per course in the three months ended September 30,2012. For the same period of 2011, we focused on offering promotional courses aiming to attract more students to enroll in our training courses, which charge much lower tuition than courses offered in our ordinary course of business. 1,962 students have attended the promotional courses with average tuition of $564 per course. Our marketing efforts through the promotional courses in the third quarter of 2011 have contributed to our revenue increase in the third quarter of 2012.

Cost of revenue. Our costs of revenue primarily include expenditures incurred in connection with providing educational services to students, such as renting conference rooms, booking hotels, compensation for lecturers, renting training equipment and materials as well as other direct labor costs incurred. For the three months ended September 30, 2012, cost of revenue decreased by approximately $1.19 million, or 58%, as compared to the three months ended September 30, 2011. The following table summarizes the cost of revenue for the three months ended September 30, 2011 and 2012, respectively:

	Three Months Ended September 30,				Increase
	2012		2011		(Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$110,481	13%	$61,981	3%	$48,500	78%
Hotel and conference-room	591,200	69%	1,678,411	82%	(1,087,211)	(65%	)
Educational facility costs	983	1%	28,903	1%	(27,920)	(97%)
Administrative support	26,724	3%	139,617	7%	(112,893)	(81%)
Other cost	8,902	1%	1,920	1%	6,982	364%
Business tax	114,469	13%	135,484	6%	(21,015)	(16%)
Total cost of revenue	$852,759	100%	$2,046,316	100%	$(1,193,557)	(58%)

The decrease in cost of revenue was attributable to the cumulative effect of the following factors:

First, the cost of hotel and conference rooms for the three months ended September 30, 2012 decreased by $1,087,211, or 65%, as compared to the same period of last year. The decrease in hotel and conference room costs was primarily attributable to lower student enrollment for the three months ended September 30, 2012 as compared to the same period of 2011. In addition, hotel and conference room expense was relatively high in 2011 because we held a training conference for our students in Australia named “Anthony Robin dating the life” in August 2011 and we assumed all the expenses associated with hotel accommodation and the conference.

Second, the cost of administrative support decreased by $112,893, or 81%, to $26,724, or 3% of the total cost of revenue, for the three months ended September 30, 2012, as compared to $139,617, or 7% of the total cost of revenue, for the same period in 2011. The decrease was primarily due to our successful outsourcing of the organizational tasks to local recruiting agents, who helped to organize and coordinate trainings and promotional seminars. As a result, we incurred less administrative support costs in 2012.

Third, business sales taxes decreased by $21,015, or 16%, to $114,469 for the three months ended September 30, 2012, as compared to $135,484 for the same period in 2011.  We are subject to a 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the three months ended September 30, 2012 was primarily due to less invoiced amount, compared with the same period of 2011.

However, the decrease caused by the factors discussed above was partially offset by the increased cost of lecturers’ compensation. Cost of lecturer’s compensation amounted to $110,481, or 13% of the total cost of revenue for the three months ended September 30, 2012, representing a $48,500 increase as compared to the corresponding period of 2011.  The increase in lecturer’s compensation cost for the three months ended September 30, 2012 was due to increased compensation paid to external lecturers. For the three months ended September 30, 2011, we did not invite any external lecturers to provide lectures to our students.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenues. Our gross profit increased by $518,593, or 70%, to $1,259,898 for the three months ended September 30, 2012, as compared to $741,305 for the same period in 2011. Our gross profit as a percentage of revenue (gross margin) also increased to 60% for the three months ended September 30, 2012, compared to 27% during the third quarter of 2011. The increase in our gross profit and gross margin was primarily due to the decreased costs of revenue as discussed above.

Selling expenses. Our selling expenses mainly consist of advertising expense, sales commission paid to local agents for student enrollment and salaries paid to our sales forces. Selling expenses increased by $481,306, or 98%, in the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The increase was primarily attributable to increased sales commission paid to external recruiting agents in order to help us recruit students and coordinate the localized trainings. The outsourcing strategy enabled us to focus on course design and training organization.  As a result of the foregoing reasons, selling expenses were higher in the third quarter of 2012 than the same period of 2011. We expect our selling and marketing expense to remain relatively stable in the near future as we continue to use outsourced sales agents to help promote our training courses and undertake part of the student enrollment tasks.

General and administrative expenses. Our general and administrative expenses consist of staff salaries and benefits, traveling and entertainment expenses, professional fees (including consulting, audit and legal fees), rent expenses and other associated fees. Our general administrative expenses increased by $211,867, or 25%, for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011. The increase in our general and administrative expense for the quarter ended September 30, 2012 was primarily due to increased professional and consulting fee paid to maintain our public status in the United States and restructure our organization.  In addition, our operating lease expense for renting our office space and executive housing also slightly increased for the three months ended September 30, 2012 due to inflation, compared to the same period of 2011.

Provision for income taxes. Our  variable interest entities are governed by the income tax laws of the PRC and are subject to a statutory rate of 25% on income reported in their financial statements after appropriate tax adjustments. Due to the net operating loss, no income tax expense was necessary for the three months ended September 30, 2012.  For the three months ended September 30, 2011, we incurred income taxes of $2,092.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $746,455 for the three months ended September 30, 2012, as compared to a net loss of $608,524 for the same period of 2011, which represents an increase of $137,929, or 23%.  The increase in our net loss was due to decreased sales and increased operating expenses as discussed above.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	For the nine months ended September 30,
	2012	2011	Increase (Decrease)
		(Restated)	$	%
Revenues	$4,589,149	$5,663,276	(1,074,127)	(19%)
Cost of revenue	1,918,540	5,445,817	(3,527,277)	65%
Gross profit	2,670,609	217,459	2,453,150	1128%

Operating expenses
Selling expenses	2,731,808	2,530,630	201,178	8%
General and administrative expenses	3,005,456	2,392,160	613,296	26%
Total operating expenses	5,737,264	4,922,790	814,474	17%

Income from operations	(3,066,655)	(4,705,331)	1,638,676	(35%)

Other income (expenses)
Interest income	23,209	86,197	(62,988)	(73%)
Other income (expenses)	471,522	155,391	316,131	203%
Total Other income(expenses)	494,731	241,588	253,143	104%

Loss before income taxes	(2,571,924)	(4,463,743)	1,891,819	(42%)

Provision for income taxes	-	329,264	(329,264)	(100%)

Net loss	(2,571,924)	(4,793,007)	2,221,083	(46%)

Revenues. For the nine months ended September 30, 2012, 3,332 students attended our training courses or featured lectures (2,606 students participated in the proprietary training courses and another 726 students participated in the comprehensive training programs). For the nine months ended September 30, 2011, 4,813 students attended our training courses or featured lectures (4,073 students participated in the proprietary training courses and another 740 students participated in the comprehensive training programs). Our total revenues decreased by $1,074,127, or 19%, to $4,589,149 for the nine months ended September 30, 2012, from $5,663,276 during the same period of 2011. The following table provides a breakdown of our revenues for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012		2011		Increase (Decrease)
	$	%	$	%	$	%
Proprietary Training Courses	$3,214,260	70%	$2,500,713	44%	$713,547	29%
Comprehensive Training Courses	1,374,889	30%	3,162,563	56%	(1,787,674)	(57%)
Total Revenues	$4,589,149	100%	$5,663,276	100%	$(1,074,127)	(19%)

The decrease in our revenue for the nine months ended September 30, 2012, as compared to the same period of last year was primarily attributable to the substantial decrease of the number of students enrolling in the comprehensive training programs, partially offset by the increase of revenue derived from the proprietary training courses.

Revenue from comprehensive training programs decreased from $3,162,563 for the nine months ended September 30, 2011 to $1,374,889 for the nine months ended September 30, 2012, which represents a decrease of $1,787,674, or 57%. The decrease was primarily attributable to lower enrollment of students in the comprehensive training programs for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, 2,566 courses were delivered to 740 students, with an average tuition of $1,232 per enrollment. In contrast, for the nine months ended September 30, 2012, 974 courses were delivered to only 726 individual students, with an average tuition of $1,412 per enrollment.

Revenue from proprietary training courses increased by $713,547, or 29%, for the nine months ended September 30, 2012, as compared to the same period of last year, primarily due to the increased average tuition from $614 per enrollment in the nine months ended September 30, 2011 to $1,233 per enrollment in the nine months ended September 30, 2012. The Company focused on promotional courses during the nine months ended September 30, 2011 aiming to enroll more students for the proprietary training courses.  As a result of our marketing efforts through the promotional courses, 4,073 students attended the proprietary trainings for the nine months ended September 30, 2011, while only 2,606 students attended the routine proprietary training courses in the nine months ended September 30, 2012. However, the tuition charged for promotional courses was much lower than the Company’s routine course offerings. The increase in average tuition was partially offset by the decreased student attendance during the nine months ended September 30, 2012.

Cost of revenue. Our cost of revenue decreased by approximately $3.5 million, or 65%, for the nine months ended September 30, 2012, as compared to the same period in 2011. The following table summarizes the cost of revenue for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012		2011		Increase (Decrease)
	$	%	$	%	$	%
Cost of lecturer's compensation	$320,224	16%	$1,493,620	27%	$(1,173,396)	(79%)
Hotel and conference-room	1,226,394	64%	2,904,157	53%	(1,677,763)	(58%)
Educational facility costs	18,632	1%	65,434	1%	(46,802)	(72%)
Administrative support	80,038	4%	317,499	6%	(237,461))	(75%)
Other cost	5,270	1%	11,079	1%	(5,809)	(52%)
Business tax	267,982	14%	654,028	12%	(386,046)	(59%)
Total cost of revenue	$1,918,540	100%	$5,445,817	100%	$(3,527,277)	(65%)

The decrease in our cost of sales was primarily due to the following reasons:

First, the costs of lecturer’s compensation amounted to $320,224, or 16% of the total cost of revenue for the nine months ended September 30, 2012, representing a $1,173,396 decrease as compared to the corresponding period of 2011. The decrease in lecturer’s compensation was in line with the decreased student attendance. As discussed above, a total of 4,813 students attended the trainings during the nine months ended September 30, 2011, while 3,332 students attended the trainings for the nine months ended September 30, 2012. As fewer students attended the trainings, less lecturers' compensation was paid accordingly.

Second, the costs for hotel accommodation and conference rooms for the nine months ended September 30, 2012 decreased by $1,667,763, or 58%, as compared to same period of last year. The decrease in costs for hotel accommodation and conference room was primarily due to lower student enrollment as discussed above. In addition, in August 2011, we held a training conference in Australia named “Anthony Robin dating the life” which involved relatively expensive expenses associated with hotel accommodation and conferences. In addition,  in order to create a more comfortable educational environment for student trainings, we raised the hotel and conference room selection standards which led to higher hotel and conference room costs.

Third, the costs of administrative support decreased by $237,461, or 75%, to $80,038, or 4% of total cost of revenue, for the nine months ended September 30, 2012, as compared to $317,499, or 6% of total cost of revenue for the same period in 2011. The decrease was due to the fact that many organizational tasks have been undertaken by our local student enrollment agents who helped to organize and coordinate trainings and promotional seminars. As a result, we incurred less administrative support costs in 2012.

Fourth, business sales taxes decreased by $386,046, or 59%, to $267,982 for the nine months ended September 30, 2012, as compared to $654,028 for the same period in 2011. We are subject to a 5% business sales tax calculated based on the invoiced amount upon student registration, not based on actual revenue recognized for the period indicated. The decrease in sales tax for the nine months ended September 30, 2012 was due to the fact that the invoiced amount was less than in the same period of 2011.

Gross profit and gross margin. Our gross profit increased by $2.45 million, or 1,128%, to $2.67 million for the nine months ended September 30, 2012, as compared with $0.21 million for the same period in 2011, due to decreased cost of revenue as discussed above. Our gross profit as a percentage of revenue increased to 58% for the nine months ended September 30, 2012, as compared to 4% in the comparative period of the prior year for the same reasons.

Selling expenses. Our selling expenses mainly include advertising expense, sales commission paid to external agents for student recruiting and salaries paid to our own sales forces. Selling expenses increased by $201,178, or 8%, during the nine months ended September 30, 2012, compared with the selling expenses for the nine months ended September 30, 2011. The increase in our selling expenses  was primarily attributable to the increased sales commission paid to external recruiting agents who help us enroll students and coordinate the localized trainings. Such sales commission amounted to approximately $2.1 million, or 77% of our total selling expense for the nine months ended September 30, 2012. This outsourcing strategy enabled us to focus more on course design and training organization and arrangements rather than sales promotion.  As a result, selling expense was higher in 2012  than in 2011. We expect our selling and marketing expenses to remain relatively stable  in the near future as we continue to use outsourced sales agent to help promote our training courses and conduct part of the student recruiting tasks.

General and administrative expenses.  Our general administrative expense increased by $613,296, or 26%, for the nine months ended September 30, 2012 as compared to the same period of last year. The increase was mainly due to the following reasons: (i) our employee salary expense increased because more well-trained personnel have been hired; (ii) we paid increased professional fees in connection with maintaining our public company status in the United States as well as restructuring our organization for the nine months ended September 30, 2012; (iii) our operating lease expense for renting our office space and executive housing also increased for the nine months ended September 30, 2012 due to inflation as compared to the same period of 2011.

We expect that our general and administrative expenses will continue to increase as we expand our business and operations

Provision for income tax. Our variable interest entities are governed by the income tax laws of the PRC and are subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Due to the net operating loss, no income tax expense was necessary for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, we incurred income taxes of $329,264.

Net income (loss). As a result of the cumulative effect of the foregoing factors, we reported a net loss of $2.57 million for the nine months ended September 30, 2012, as compared to a net loss of $4.79 million for the same period of 2011, a decrease of $2.22 million, or 46%. The decrease in our net loss was due to decreased costs of revenue, offset by increased operating expense for the period indicated.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $1.17 million. To date, we have financed our operations primarily through cash flows from operations. Based on our current operating plan, we believe that existing cash and cash equivalents will be sufficient to meet our working capital requirements for our current operations.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2012	2011 (Restated)
Net cash used in operating activities	$(2,478,770)	$(3,360,576)
Net cash used in investing activities	(905)	(610,887)
Net cash provided by financing activities	158,516	-
Effect of exchange rate changes on cash and cash equivalents	(73,949)	(551,371)
Net decrease in cash and cash equivalents	(2,395,107)	(4,522,834)
Cash and cash equivalents at beginning of the period	3,570,740	10,272,391
Cash and cash equivalent at end of the period	$1,175,633	$5,749,557

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2012 was $2,478,770 which mainly consisted of net loss of $2,571,924, offset by net changes in operating assets and liabilities due to our operating activities, including an increase in other receivable of $1,156,281 primarily related to increase in the hotel deposits and advance to employees and external agents for student enrollment purposes, an increase in customer deposits of  $2,042,579 representing amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

Net cash used in operating activities during the nine months ended September 30, 2011 was $3,564,383 which mainly consisted of our net loss of $3,987,366, offset by net changes in operating assets and liabilities due to our operating activities, including a deferred tax benefit of $1,009,448 resulting from a net operating loss carry-forward. In addition, our advance to vendors increased by $778,156, which mainly represents our payments made to foreign lecturers. Our deferred revenue increased $4,037,794 which represents amounts received in advance from students for tuition paid to attend our professional training courses and featured lectures.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 amounted to $905 and $610,887 for capital expenditures, respectively, principally related to acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $158,516, representing the repayment of a shareholder loan to our Company.

There were no financing activities for the nine months ended September 30, 2011.

As a result of the factors discussed above, as of September 30, 2012, we have $1.17 million available cash on hand. We expect to use our cash on hand to continue to expand and enhance marketing and sales in fiscal year 2012 and beyond.  Part of this strategy involves increasing and improving marketing and sales activities to enhance our market share and brand recognition of our key course offerings. Management also plans to selectively pursue strategic acquisition opportunities to further diversify our resources and expand our market coverage.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Kaien Liang, and Chief Financial Officer, Mr. Zhiwei Huang, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of this evaluation, Messieurs. Liang and Huang determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, which we are still in the process of remediating as of September 30, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of this weakness.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified a material weakness related to our lack of sufficient accounting personnel with an appropriate understanding of United States generally accepted accounting principles and SEC reporting requirements. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weakness, and in the third quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

If MYL Training School is liquidated, we will not be entitled to receive any amount in excess of the amount MYL Commercial originally injected into the school.

As the sponsor of Hangzhou Gongshu MYL Training School (“MYL Training School”), Hangzhou MYL Commercial Services Co., Ltd. (“MYL Commercial”) injected capital in the amount of RMB500,000 into MYL Training School. Under the Implementation Rules for the Law for Promoting Private Education, a PRC private school is a “non-profit undertaking” of which no individual or entity may claim ownership.  A sponsor of a PRC private school may not claim ownership of assets of the school because such assets are owned by the private school itself.  Therefore, if MYL Training School is liquidated, we will not be entitled to receive any amount in excess of the amount that MYL Commercial originally injected into the school and any increase in the value of MYL Training School would not be realized by us upon its liquidation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during third quarter.

No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	CHINA EXECUTIVE EDUCATION CORP.

	By:	/s/ Kaien Liang
Kaien Liang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zhiwei Huang
Zhiwei Huang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).